Form 10-K405
period 1997-06-30
IWL COMMUNICATIONS INC
filed 1997-09-29
CIK 1028299

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

       FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR
           THE FISCAL YEAR ENDED JUNE 30, 1997,

                                                OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ------------ TO ------------ .

                         COMMISSION FILE NUMBER 0-22293

                        IWL COMMUNICATIONS, INCORPORATED

             (Exact name of registrant as specified in its charter)

                        TEXAS                                        76-0043882
           (State or other jurisdiction of                        (I.R.S. Employer
            incorporation or organization)                      Identification no.)

  12000 AEROSPACE AVENUE, SUITE 200, HOUSTON, TEXAS                    77034
       (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (281) 482-0289

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $0.01 PAR VALUE
                                                          (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of September 15, 1997, computed by reference to the closing sales price of the registrant's Common Stock on the Nasdaq National Market on such date, was approximately $10,644,143.

    The number of shares of the registrant's Common Stock outstanding as of September 15, 1997 was 3,740,311.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        IWL COMMUNICATIONS, INCORPORATED
                        1997 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                 NO.
                                                                                                                -----
                                                         PART I

Item  1.     Business......................................................................................           1
Item  2.     Properties....................................................................................          14
Item  3.     Legal Proceedings.............................................................................          14
Item  4.     Submission of Matters to a Vote of Security Holders...........................................          14

                                                        PART II

Item  5.     Market for the Registrant's Common Equity and Related Stockholder Matters.....................          15
Item  6.     Selected Consolidated Financial Data..........................................................          16
Item  7.     Management's Discussion and Analysis of Financial Condition and Results of Operations.........          17
Item 7A.     Quantitative and Qualitative Disclosures about Market Risk....................................          22
Item  8.     Financial Statements..........................................................................          22
Item  9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure..........          22

                                                        PART III

Item 10.     Directors and Executive Officers of the Registrant............................................          23
Item 11.     Executive Compensation........................................................................          26
Item 12.     Security Ownership of Certain Beneficial Owners and Management................................          28
Item 13.     Certain Relationships and Related Transactions................................................          29

                                                        PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................          30
Signatures.................................................................................................          32
Index to Consolidated Financial Statements.................................................................         F-1

                                     PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

    IWL Communications, Incorporated, a Texas corporation ("IWL" or the "Company" or the "Registrant"), which commenced doing business as IWL Communications in 1981 and was incorporated as a Texas corporation in 1983, provides advanced communications solutions to customers with operations in remote, difficult-access regions and in areas around the world where government deregulation has created new market opportunities. The Company delivers comprehensive communications services to its customers by utilizing a broad range of analog and digital technologies, including satellite, microwave radio, conventional two-way radio and fiber optic cable. The Company's core business to date has focused on the provision of communications solutions for customers in the oil and gas industry, such as AMOCO, British Gas, Chevron, Conoco, Exxon and Shell. Such customers exemplify users with unique communications needs related to the remote, difficult-access nature of their operating locations. By providing a wide range of communications solutions to its oil and gas customers, the Company has developed a high level of expertise and a unique skill set in planning, designing and implementing total communications solutions for multi-site customers with operations located in remote regions or underdeveloped areas where the existing communications infrastructure is insufficient to meet advanced telecommunications needs. The Company intends to leverage this skill set and expertise by supplying communications services to multi-site customers outside of the oil and gas industry, particularly customers with operations located near the Company's existing and planned telecommunications infrastructure. Potential additional customers include health care providers, financial institutions and other multi-location communication-intensive companies, such as large publishing companies.

    The Company recently installed a tandem switch and a value-added services platform in Houston, Texas. This switch and platform enable the Company to connect its digital network with the networks of other carriers, thereby permitting the routing of phone calls in a cost-competitive manner. As the Company's communications network in the U.S. Gulf Coast expands, the Company intends to install additional switches in other strategic locations. The Company recently has received approval to serve as a competitive local exchange carrier ("CLEC") in select locations in Texas and has applied for CLEC status in Louisiana, although no assurances can be made that such authority will be received. As a result, the Company believes that it is well positioned to use the full capacity of its existing and planned infrastructure by providing call routing to other carriers and, in select locations, by providing call completion services at profit margins that the Company believes will be higher than those achievable without CLEC status. As a CLEC offering competitive rates for call completion services, the Company believes that providers of cellular and personal communication services ("PCS") and other long distance carriers will become additional customers.

    The Company provides or will shortly provide its telecommunications services through a satellite network, a microwave network, two-way radio licenses and carrier agreements for long distance service combined with a switch-based network. The IWL satellite network includes Very Small Aperture Terminal ("VSAT") networks, including two 5.6 meter Ku band hub earth stations and access agreements for Orion and GTE Spacenet satellites. The Company's microwave network includes a system that has been built by the Company onshore in the Texas Gulf Coast region and extends offshore into the Gulf of Mexico. Through various agreements, the Company has access to capacity from other microwave systems owned by carriers throughout the Texas and Louisiana Gulf Coast region. In order to provide its wireless mobile services, the Company owns various radio systems that provide two-way voice communications and has obtained approximately 30 Federal Communication Commission ("FCC") licenses with approximately 250 frequency pairs. The Company's long distance services are provided through the recently-installed tandem switch as well as through agreements with other long distance carriers. The CLEC services that the Company intends to provide will be obtained from (i) existing local exchange carriers ("LECs") on a reseller basis and (ii) the Company's provision of such services through the use of its own end-office switch and through leased or owned transmission facilities, including fiber optic cable. The Company's relationship with international oil and gas company customers has created an opportunity to expand its operations globally by providing communications solutions for these customers' other facilities located in remote or underdeveloped locations around the world. The Company currently has domestic offices in Houston and Friendswood, Texas and Lafayette and New Orleans, Louisiana and an international office in Moscow, Russia. A portion of the Company's sales to date have been made to customers located outside of the United States, including customers located in Moscow, Russia and Quito, Ecuador. See Note 7 of Notes to the Company's Consolidated Financial Statements.

    The Company's goal is to become a leading provider of total communications solutions to end users with operations in remote, difficult-access regions or in areas around the world where government deregulation has created new market opportunities and to leverage this position by providing carrier services to additional customers located in these same regions. To reach this goal, the Company intends to pursue the following strategies: (i) develop additional Company-owned infrastructure; (ii) vertically integrate its service offerings;
(iii) diversify its customer base; (iv) capitalize on opportunities created by government deregulation and globalization trends in various industries; and (v) expand existing strategic alliances and establish new alliances.

MARKET OPPORTUNITY

    The telecom services industry is being transformed by the deregulation of telecommunications markets around the world. In the United States, efforts at deregulating the telecommunications industry resulted in the separation of the long distance market from the local exchange services market, with the outcome being an opening of the long distance market to competition. The enactment of the Telecommunications Act of 1996 (the "1996 Telecommunications Act") established an expansive framework for greater competition, including within the local exchange services market. Under the 1996 Telecommunications Act, state laws prohibiting competition are preempted and CLECs, such as the Company, have legal rights to interconnect with the facilities of the Bell Operating Companies ("BOCs") and GTE Operating Companies ("GTOCs"), resell local services that were previously provided only by the BOCs and GTOCs and deliver CLEC-provided local services as well as long distance services. International deregulation has also gained momentum, as demonstrated by the recent 69-nation World Trade Organization ("WTO") agreement on communications services, which reflects efforts to eliminate barriers to competition in basic telecommunications services throughout Europe, Asia and India.

    The introduction and proliferation of new communications technologies, together with global socioeconomic development, are also contributing to significant increases in demand for telecommunications services throughout the world. While the demand for telecommunications services is increasing worldwide, the Company believes that the exploration and development activities characteristic of the oil and gas industry have placed that industry, in particular, at the forefront in applying modern communications technologies in remote regions of the world or regions that lack a developed telecommunications infrastructure. The Company also believes that numerous other industries are taking advantage of technological advances and socioeconomic development by pursuing opportunities to expand their operations into remote regions or areas with an underdeveloped telecommunications infrastructure. Following the installation of additional infrastructure in these regions, the local communities in such regions may be able to make use of the available extra carrier capacity, even though the additional infrastructure might have been installed originally as a specific communications solution for a particular company or end user. The Company believes that a significant opportunity exists to provide advanced communications services to end users outside the oil and gas industry by delivering effective temporary or permanent solutions at competitive rates and, in doing so, the Company intends to position itself to serve the telecommunications carrier service needs of neighboring communities and businesses.

SERVICE OFFERINGS

    The Company's service offerings consist of telecom and carrier services, land mobile services and product resales.

TELECOM AND CARRIER SERVICES

    The Company currently offers its customers a single source for voice, data and Internet communications services. The Company provides telecommunications services in remote, difficult-access regions and in areas around the world where government deregulation has created new market opportunities. The Company, utilizing a broad range of analog and digital technologies, provides or will shortly provide its telecom and carrier services through a satellite network, a microwave network, two-way radio licenses, and carrier agreements for long distance service combined with a switch-based network.

    Related services provided by the Company include project engineering, telecom installation and maintenance, network management and telecom product sales and equipment rentals. To provide its customers with total, integrated communications services, IWL performs many functions, including system specification, engineering, integration, test and installation. IWL's dedicated project management and engineering staff has experience in network design and implementation and has the expertise to engineer, design and install systems that meet its customers' requirements.

    The Company's expertise and unique skill set in planning, designing and implementing total communications solutions for customers with operations in remote regions or underdeveloped areas allow the Company, from time to time, to provide communications services for special projects with critical-timing requirements or other extreme and unusual challenges. These special projects offer the Company opportunities to realize higher than its usual gross margins.

    The Company's telecom services also provide the connection between other carriers' network and a customer's location. Although this connection can span large distances, it is commonly referred to as last-mile connectivity. The Company's Offshore Dedicated Digital Services Program ("ODDS"), which delivers connectivity to offshore locations, exemplifies the Company's last-mile connectivity services in the Gulf of Mexico. ODDS is a fully digital communications system that is flexible enough to be reconfigured to a new location after the customer's drilling rig changes locations.

    In order to provide last-mile connectivity in remote locations, the Company utilizes a variety of equipment and services. Satellite services are used where access to the public switched network is not available on other transmission media and other means of connectivity, such as microwave or fiber optic cable, are cost prohibitive based on the volume of the data being transmitted. The public switched network is a direct distance dialing telephone network available for public use, which consists of an integrated system of transmission and switching facilities, signaling processors and associated operations support systems, that is shared by customers. The Company owns and operates two satellite earth stations in Friendswood, Texas and has space segment agreements with Orion and GTE Spacenet to use their respective satellites. The Company's earth stations receive signals from and transmit signals to orbital satellites, which have footprints covering parts of the U.S. and Europe.

    The Company-owned digital microwave network in the Gulf of Mexico consists of five microwave repeaters that cover over 40 drilling sites in a 100 mile radius. The Company has installed microwave infrastructure where capacity is required for data transmissions and there is no existing infrastructure or, if there is such infrastructure, it cannot be used cost effectively. In areas not served by the Company's microwave network, the Company leases the right to install microwave repeaters on other companies' digital microwave networks. In addition, for onshore remote communications, radio telephone is used between the microwave backbone (such as microwave radios) and destinations within the line of sight of such backbone.

    In addition to providing its customers with project-specific communications solutions, in recent years the Company has expanded the provision of its long distance carrier services, including international services, through its IWL Connect-TM- division to provide long distance carrier services. The Company recently installed a tandem switch and a value-added services platform in Houston, Texas, thus enabling the Company to operate as a switch-based reseller, rather than a switchless reseller. The Company's domestic and international switched access services include a full range of services with enhanced features, including: direct dial switched domestic service, which enables the Company to originate and terminate long distance service in all equal access locations in the U.S. and in the Gulf of Mexico; direct dial switched international service, which enables the Company to originate calls into the U.S. and to terminate calls in virtually every country in the world; dedicated access services which connect a customer's location to the Company's facilities and other high speed dedicated access; 800/888 switched and dedicated service, which is provided from the U.S. and Canada and allows phone calls to terminate to switched access facilities or over DS1 connections; calling card service, which allows phone calls to originate in the North American Numbering Plan Area and terminate worldwide, and which is provided via 800/888 access using authorization codes; and debit card service, which is provided via 800/888 access providing online services including voice mail, follow-me-number portability and 1+ dialing. The Company expects to add additional value-added switched access services in the future, including ISDN (integrated services digital network), ATM (asynchronous transfer mode) and frame relay services, which the Company believes will allow it to leverage its infrastructure investment through a larger customer base. The Company began providing long distance services through its own network in the fourth quarter of fiscal 1997.

    Because many of the Company's customers require connectivity to locations along the Texas and Louisiana Gulf Coast region, the Company currently is installing additional Company-owned infrastructure in that region, which includes microwave towers, fiber optic cable and leased capacity. The Company intends to use this installed network to offer long distance and local exchange services throughout the Texas and Louisiana Gulf Coast region.

    The Company intends to begin providing CLEC services in the Texas and Louisiana Gulf Coast region through the resale of incumbent LEC local services and through its transition to arrangements that utilize the Company's own switched and leased facilities. The Company currently is providing similar services in the Gulf of Mexico. CLEC services will include dial tone service and call termination, which will allow customers to obtain new or additional phone lines under a basic service plan. In addition, the Company will be able to provide value-added services such as: DS3 connectivity for large corporations with heavy traffic, which need a 45 megabyte DS3 line; DS1 services for WAN (wide area network) connections or interconnections to other carriers at a 1.544 megabyte rate; and DS0, or 64 kilobyte, connections for specific voice and data uses over FX (foreign exchange) lines, tie lines and PBXs (private branch exchanges). Before it can provide CLEC services, the Company will need to obtain the appropriate authority from the public service commissions ("PSCs") in each state in which it intends to provide service. Currently, the Company has obtained authority to provide dedicated access services in Louisiana and CLEC and long distance service in Texas. The Company has applied to provide CLEC and long distance service in Louisiana, which it expects to receive by the end of the second quarter of fiscal 1998, although no assurances can be made that such authority will be received.

LAND MOBILE SERVICES

    The Company provides two-way radio sales and maintenance services to oil and gas companies, governmental agencies and petrochemical plants located on the Texas and Louisiana Gulf Coast through its land mobile radio division ("LMR Division"). IWL offers a broad line of two-way and trunking radios, paging products and wireless systems for both voice and data applications. The Company resells these products, which include: portables; mobiles; two-way repeaters (repeaters repeat the signal so it can be carried over greater distances); base stations (which are used to communicate to mobile and portable units); RF (radio frequency) data modules (which are used for transmitting remote data to a central site); customized radio consoles; single side band, high-frequency radios (which are used for long distances that are not in the line of sight); paging networks; and trunking systems (which allow individual communications over radios). The Company also engineers and designs new systems and modifies existing systems to meet its customers' specifications. In addition, the Company provides complete turnkey design and implementation of conventional and trunking radio networks, integrates new equipment into existing networks, and engineers and designs new systems or updates existing systems to meet new FCC regulations as they are adopted.

    The Company maintains a fleet of rental radio equipment for short- or long-term rentals. Customers rent this equipment from the Company to support temporary communication needs for plant maintenance, shutdowns, disaster recovery, sporting events and conventions. The Company's inventory of radio equipment includes intrinsically safe ("IS") portables, which are important to oil and gas companies because they require the use of IS-rated radio products in the hazardous or explosive atmospheres typically found in petrochemical plants. The Company employs factory-trained licensed technicians on call 24-hours a day, seven days a week. These personnel are trained in safety procedures for on-site service in petrochemical plants. The Company's Land Mobile facility located in Friendswood, Texas has special approval certification from Factory Mutual System to repair any IS-rated radio products manufactured by Motorola, EF Johnson or Ericsson-GE.

PRODUCT RESALES

    Product resales currently consist of sales of telecom products to Shell. Shell has a purchasing contract with the Company for Alcatel radios and other related equipment and hardware. Sales to Shell under the contract were approximately $10.6 million and $7.6 million for the years ended June 30, 1996 and June 30, 1997, respectively. The Shell project was substantially completed in fiscal 1997 and, therefore, is not expected to contribute in a material manner to the Company's total sales in future periods. It is possible that the Company may have other large projects consisting primarily of product resales that will be included in product resales in the future.

SALES AND MARKETING

    Since its inception, the Company has utilized a direct sales approach in marketing its services to its customers. The Company currently has a sales force of approximately 23 sales representatives, with sales offices located in Houston, Texas, New Orleans, Louisiana and Moscow, Russia. The Company's direct sales approach enables it to provide a high level of customer service. To complement the Company's direct sales efforts, the Company often participates in various domestic and international industry trade shows and conducts advertising campaigns in trade publications. The Company plans to expand its existing sales force and develop new market areas as opportunities for projects arise and as its infrastructure grows.

    The Company targets domestic and international customers that require turnkey system solutions and other telecommunications services. The Company's sales force sells frequency bandwidth and call completion and system solutions, which allows the Company to further develop its own telecommunications infrastructure. Current and prospective customers are assigned to account managers, who are principally responsible for providing high levels of contact and customer service. In addition, the Company utilizes business development managers to focus on specific customer requirements and opportunities. The business development manager typically is involved in major projects and the installation of infrastructure domestically or internationally.

STRATEGIC RELATIONSHIPS AND ALLIANCES

    Recognizing the importance of strategic alliances in the telecom services industry, IWL has negotiated several agreements with various manufacturers to resell their products or to combine their facilities and relationships with the Company's expertise. Certain of these key alliances are described below:

    ALCATEL. The Company has entered into an agreement with Alcatel under which the Company serves as the exclusive representative for the sale of Alcatel's fiber and radio system products to companies in the U.S. oil and gas industry. In return for Alcatel's agreement not to accept orders directly from such companies, the Company has agreed to actively pursue purchase orders for Alcatel's products and to propose only Alcatel's products to its prospective customers in the U.S. oil and gas industry, except where the Alcatel products do not meet the technical requirements of the prospective customers. Although the Company is an exclusive sales representative for such products, Alcatel has other authorized distributors that are not part of the Alcatel agreement, and those distributors may or may not provide quotations and accept orders from oil and gas industry companies. Furthermore, in international transactions, other divisions of Alcatel or its affiliates and other resellers of Alcatel products outside of the U.S. have been in the past, and in the future may be, competitive with the Company using Alcatel or non-Alcatel products. The Alcatel agreement expires on December 31, 1999.

    ITAR-TASS. The Company has established a strategic relationship with ITAR-TASS, the Russian News Agency, in order to provide information and communications services using INTELSAT satellite capacity and other facilities. Under its agreement with ITAR-TASS, the Company has agreed to provide marketing services, develop proposals for customers, engineer, purchase, ship, install and test equipment, and provide monitoring and maintenance services on systems owned or leased by customers. In return, ITAR-TASS has agreed to provide marketing and sales support and to implement, monitor and maintain a communications backbone network in the Russian Federation (including purchasing or leasing from the Company equipment associated with earth stations, cable systems and the network). Through their collaborative efforts, the Company and ITAR-TASS provide services to major Western oil companies with operations in Russia such as Amoco, Conoco/Polar Lights and Exxon.

    The ITAR-TASS agreement further provides that the Company will have a right of first refusal on 6.0 MHz of bandwidth on the Atlantic Ocean Region, 4.5 MHz of bandwidth on the Indian Ocean Region and 3.0 MHz of bandwidth on the Asia-Pacific Region INTELSAT satellites. These bandwidths enable the Company to provide international access to space segments as required. ITAR-TASS has a right of first refusal on all contracts for communications services to the Russian Federation that are proposed by the Company. Each party has agreed that it will not compete for projects proposed by the other party and will coordinate with the other party to provide communications services to customers. However, the agreement is not exclusive, and either party can work with other entities if, in the opinion of such party, financial or technical considerations dictate a different working arrangement. The agreement provides that it will terminate in May 1999, unless either party terminates it sooner. Either party may end the agreement by giving 60 days written notice if, in the opinion of that party, business or political conditions call for an earlier termination. No early termination will affect any existing agreements that the Company has entered into, and notwithstanding such termination, ITAR-TASS will be required to provide marketing support and other services with respect to existing agreements for the remainder of their respective terms.

    ENTERGY. In July 1996, the Company entered into a Memorandum of Understanding ("MOU") with Interstate FiberNet operating on its behalf and on behalf of Entergy Technology Corporation for the purpose of defining a contractual relationship between the parties for the interconnection, co-location, and leasing capacity of each of the parties' fiber optic cable networks in Louisiana. The MOU reflects the parties' mutual intent to provide each other with transport capacity on a leased basis at prevailing carriers' rates. The MOU also provides that the parties will mutually agree to a formal set of policies to be provided to customers and that they will move forward expeditiously to conclude a final agreement embodying the intent set forth in the MOU. The MOU provides that such final agreement will be for an initial term of five years, with two additional five-year option terms. There can be no assurance that the parties will enter into a definitive agreement.

CUSTOMER SERVICE

    The Company provides customer support for products and services through its full-service support teams in Friendswood, Texas, Lafayette and New Orleans, Louisiana, and Moscow, Russia. Support services include: (i) on-site maintenance, with over 50 technical specialists on call for immediate dispatch when customers' communications systems require maintenance; (ii) a Network Operations Center where IWL professionals remotely monitor customers' communications systems throughout the Gulf of Mexico and around the world seven days a week, 24 hours a day; (iii) customer support through its LMR Division, which includes rental packages of portable microwave and satellite systems, two-way radios, fax machines and cellular phones for customers whose communications needs are temporary or do not justify the purchase of such equipment; (iv) training programs designed to maximize the customers' communications investment, classroom training at customers' sites and multimedia video training tools; and (v) research and development for unique applications where the Company's engineers can custom design or modify hardware to improve its performance within a particular system.

COMPETITION

    The nature of the Company's competition is diverse due to the breadth of the services offered by the Company and the geographic regions in which such services are provided. The Company is subject to intense competition with respect to each of its individual service offerings. Many of the Company's competitors have significantly greater financial, technical, manufacturing, personnel and marketing resources than the Company. To date, however, the Company believes that these large competitors generally have not made it a priority to provide telecommunications services in remote, difficult-access regions. Should one or more of such companies focus on such services, it likely would have a material adverse effect on the financial condition, results of operations and cash flow of the Company. Currently, the Company believes it competes directly with Autocomm Communications Engineering Corp., Sola Communications, Inc. and Datacom for the sale of telecommunications services to oil and gas companies in the Gulf of Mexico. Shell Oil Company, whose subsidiary is a customer of the Company, also competes with the Company through services provided over Shell Oil Company's microwave network in the Gulf of Mexico region. Shell Oil Company has announced plans to become a full service telecommunications provider to the oil and gas industry, including in the Gulf Coast region currently served by the Company. The Company believes that its ability to compete in the markets in which it operates depends on such factors as reputation, technical expertise, quality, customer service, knowledge of the business, ease of use, reliability, marketing and distribution channels and the array of services and products that it can provide. Although the Company believes that it competes favorably with respect to these factors, there can be no assurance that the Company will be able to compete successfully in the future. As the Company pursues new markets, the Company likely will encounter new competitors.

    DOMESTIC AND INTERNATIONAL LONG DISTANCE. The Company has provided long distance carrier services which originate in the United States and which terminate both domestically and internationally. It has been providing these services as a switchless reseller since 1994. The Company began offering these services as a switch-based carrier in the fourth quarter of its 1997 fiscal year. The Company resells long distance service provided by other long distance carriers and is in the process of developing a switch-based network from New Orleans, Louisiana to Corpus Christi, Texas, which, if completed, will deliver long distance service between the various cities and communities on the network. The long distance markets are characterized by intense competition with a number of companies, including very large companies that have greater name recognition and greater financial, technical, network and marketing resources than the Company. There can be no assurance that the Company will not encounter intense competition in the provision of such services or that it will be successful in attracting customers for its new services.

    LOCAL EXCHANGE SERVICE. The Company is expanding its operations to provide local exchange services typically provided by LECs. The local service market only recently has been opened to new service providers following enactment of the 1996 Telecommunications Act; however, competition within this market likely will be as intense as competition within the long distance market. The services offered by the Company will compete with those offered by LECs, such as BellSouth and Southwestern Bell, who currently dominate the provision of local services in their respective markets. In entering the local services market, the Company initially intends to serve as a reseller of LEC services as permitted under the 1996 Telecommunications Act, which allows it to purchase such services at a discount and then resell them to the public. However, the Company believes that LECs have long-standing relationships with their customers, have the ability to subsidize competitive services with revenues from a variety of other services and benefit from existing state and federal regulations that currently favor LECs over new service providers such as the Company in certain respects. While legislative and regulatory changes have provided increased business opportunities for competitive telecommunications providers such as the Company, the impact on the Company of the implementation of this legislation and corresponding market developments cannot be predicted.

    The Company also may face competition in the provision of local telecommunications services from cable companies, electric utilities, LECs operating outside their current local service areas, long distance carriers and start-up telecommunications ventures. In light of the consolidation of telecommunications, uncertainty regarding the FCC's implementation of the 1996 Telecommunications Act and changing technology, there can be no assurance that the Company will be able to compete effectively in the local service markets.

    INTERNATIONAL AND FOREIGN MARKET SERVICES. The Company offers telecommunications service to and from remote and difficult-access locations outside of the United States for its customers. Such services include the provision of telecommunications services between domestic corporate offices and remote sites. Therefore, the Company has not competed in a full range of services with the incumbent telecommunications providers in a particular country and has faced competition from international telecommunications providers generally and others who provide telecommunications services to remote and difficult-access locations. The Company provides private-line telecommunications services in Russia. In Russia, the major competitors for networks are SOVAMTEL, ROSTELECOM, AMRUSCOM and Global One. Although the Company believes that its alliance with ITAR-TASS will allow it to compete favorably in Russia, there can be no assurance that such alliance will continue on favorable terms to the Company, if at all. In Russia, as well as in each other country where the Company elects to compete, the Company may have to compete with the incumbent service providers, which may have substantially greater financial resources, governmental support both financially and otherwise, greater installed infrastructure, long-standing relationships with their customers, favorable governmental regulations, better understanding of local business practices and customers and no foreign currency risks. Additionally, to the extent these foreign markets are identified by the Company, they may be identified by other companies that have significantly greater financial and other resources than the Company. As a result, there can be no assurance that the Company will be able to compete effectively in these markets.

GOVERNMENT REGULATION

    UNITED STATES. In the United States, the Company's services are subject to the Communications Act of 1934, as amended (the "1934 Communications Act"), the 1996 Telecommunications Act and the FCC regulations thereunder, as well as the applicable laws and regulations of the various states and state PSCs. Generally, the FCC exercises jurisdiction over all facilities of, and services offered by, telecommunications common carriers to the extent such services involve interstate or international communications, while state regulatory authorities retain jurisdiction over intrastate communications. The FCC also regulates the licensing and use of the electromagnetic spectrum (I.E., wireless services) pursuant to Title III of the 1934 Communications Act.

    FEDERAL REGULATION

    FCC REGULATION OF WIRELESS LICENSES: The Company holds numerous radio station licenses which are subject to FCC regulation pursuant to Title III of the 1934 Communications Act. The FCC regulates the licensing, construction, operation, acquisition and sale of the Company's wireless facilities and services, including the Company's microwave, satellite earth station and land mobile systems. In recent years, Congress and the FCC have made significant changes in the regulation of the wireless industry in order to promote competition and expand the scope of services that wireless service providers can offer.

    Facilities licensed by the FCC to provide microwave, satellite earth station and land mobile service are subject to a variety of detailed licensing, operational and technical requirements specific to each service. Among other requirements, licensees seeking to continue operating beyond the expiration date of the licenses must renew their authority. FCC rules also impose prior approval requirements on proposed transfers of control or license assignments. The FCC continues to refine its wireless rules for each service area to accommodate advances in technology, developing markets and new service arrangements, to implement certain provisions of the 1996 Telecommunications Act and to eliminate confusing, outdated, redundant or otherwise burdensome regulation. The outcome of FCC regulatory activities or decisions affecting wireless services cannot be predicted and, therefore, there can be no assurances that FCC actions or decisions in this area will not limit the Company's services or operating plans or have a material adverse effect upon the Company's financial condition, results of operations and cash flow.

    TWO-WAY RADIO: The FCC regulates the Company's two-way business radio systems under Part 90 of the FCC's rules and regulations. Business radio service providers traditionally have been regulated by the FCC as private carriers subject to minimal regulation in comparison to other wireless common carriers, such as cellular service providers. However, recent legislation mandated regulatory parity for "commercial mobile radio services" ("CMRS"), later defined by the FCC to include business radio services that offer customers for-profit interconnected service. Accordingly, certain for-profit business radio systems are now subject to common carrier obligations. The Company's licenses are also subject to various operational, technical and filing requirements, including requirements that the Company renew its licenses and seek prior approval of transfers of control and frequency assignments.

    MICROWAVE SERVICES: The Company holds various common carrier and private microwave licenses. The FCC regulates common carrier and private fixed microwave services under Part 101 of its rules and regulations. Generally, a private carrier's provision of telecommunications services is limited to the transmission of its own internal communications or its customers' private communications, while a common carrier microwave service provider offers services indifferently to all potential users. Under the FCC's rules, private microwave carriers are not permitted to transmit common carrier services over their network. IWL's microwave licenses are subject to various operational, technical and filing requirements, including requirements that the Company renew its licenses prior to their expiration and seek prior approval of transfers of control or frequency assignments.

    SATELLITE EARTH STATIONS: The Company holds various earth station licenses. The FCC regulates earth stations including VSAT facilities and services under
Part 25 of the FCC's rules and regulations, which includes detailed requirements regarding licensing, operation, technical standards, renewals and restrictions on transfers of control for earth station facilities and services. The Company's earth station and VSAT authorizations permit the Company to provide both domestic and international voice and data services. Under this authority, the Company provides service between the U.S. and Bosnia pursuant to its private carrier earth station license.

    DOMESTIC WIRELINE SERVICE REGULATION: As a common carrier offering interstate long distance telephone service to the public, the Company is subject to additional FCC regulation. Specifically, the Company is subject to the common carrier obligations to offer service on a non-discriminatory basis at just and reasonable rates. The FCC generally has sought to minimize regulations that apply to nondominant carriers such as the Company, and thus domestic regulation of such carriers' long distance service occurs primarily through the FCC's complaint procedures. Until recently, carriers such as the Company have been required to file tariffs with the FCC containing the rates, terms and conditions of interstate service. Pursuant to a recent FCC order, as of December 1997, nondominant carriers will no longer be able to file tariffs with the FCC with respect to their long distance services. That FCC order is subject to court challenge. There can be no assurance of whether the appeal or stay will be successful, or if successful, what effect such decisions may have on the Company.

    The 1996 Telecommunications Act is intended to remove and minimize many of the formal barriers between the long distance and local telecommunications services markets allowing service providers from each market (as well as providers of cable television and other services) to compete in all telecommunications markets. LECs are now required to permit interconnection to their networks and satisfy obligations with respect to unbundled access, resale, number portability, dialing parity, access to rights-of-way, mutual compensation and other matters. In addition, the legislation codifies the LECs' equal access and nondiscrimination obligations and preempts inconsistent state regulation. As required by the legislation, the FCC is conducting a large number of proceedings to adopt rules and regulations to implement the new statutory provisions and requirements. In August 1996, the FCC adopted new rules implementing certain provisions of the 1996 Telecommunications Act (the "Interconnection Orders"). These rules are designed to implement the pro-competitive, deregulatory national policy framework of the new statute by removing or minimizing the regulatory, economic and operational impediments to competition for facilities-based and resold local services, including switched local exchange service.

    Certain provisions of the Interconnection Decisions have been vacated by the U.S. Eighth Circuit Court of Appeals. Specifically, the Court determined that the FCC had exceeded its jurisdiction and vacated provisions of the Interconnection Decisions permitting carriers to "pick and choose" among individual provisions of arbitrated interconnection agreements, and certain provisions relating to the purchase of unbundled access elements. Although the decision does not prevent the Company from negotiating LEC interconnection agreements, it does create uncertainty about the rules governing pricing terms and conditions of interconnection agreements. The rules affected by the Court's decision may be subject to further judicial and regulatory proceedings. There can be no assurance as to how the Interconnection Orders will be implemented or enforced or the effect that such orders will have on competition within the telecommunications industry generally or on the competitive position of the Company specifically.

    Other matters addressed by the 1996 Telecommunications Act may affect the Company's operations. For example, the FCC has issued new rules that reform the universal service support program and LEC access charges.

    The legislation also contains special provisions that eliminate the restrictions on the BOCs and GTOCs from providing long distance services. There can be no assurance as to how the 1996 Telecommunications Act will be implemented or enforced or the effect that it will have on competition within the telecommunications industry generally or on the competitive position of the Company specifically.

    INTERNATIONAL SERVICE REGULATION: International common carriers, such as the Company, are required to obtain authority under Section 214 of the 1934 Communications Act and file a tariff containing the rates, terms and conditions applicable to their services prior to initiating their international telecommunications services. The Company has also obtained authorization from the FCC to resell the switched capacity of several underlying carriers to provide international message telecommunications services. Under recently-revised FCC rules, the Company has also obtained broader global authority from the FCC to provide resold and facilities-based international private line and switched service to virtually every foreign point in the world.

    Under current tariff rules applicable to international carriers, nondominant international carriers such as the Company must file their international tariffs prior to commencing services. The Company has filed an international tariff for switched services with the FCC. The FCC's rules also require the Company to file carrier contracts, foreign operating agreements and periodically a variety of reports regarding its international traffic flows and use of international facilities.

    The Company also must conduct its international business in compliance with the FCC's international settlements policy, which establishes the permissible boundaries for U.S. facilities-based carriers and their foreign correspondents to settle the cost of terminating each other's traffic over their respective networks. The FCC recently revised its rules to permit more flexibility in its international settlements policy as a method of achieving lower cost-based accounting rates as more competition is introduced in foreign markets and proposed new rules to lower the price of providing international services. These and other changes may provide more flexibility to the Company and its competitors to respond more rapidly to changes in the global telecommunications market. The Company intends, where possible, to take advantage of lowered accounting rates and flexible arrangements. The Company cannot predict how the FCC will resolve pending international policy issues or how such resolution will affect its international business.

    With respect to foreign ownership limitations, the 1934 Communications Act limits the ownership of an entity holding a common carrier radio license by non-U.S. citizens, foreign corporations and foreign governments. The FCC also currently regulates the entry and participation of foreign entities in non-radio telecommunications services in the U.S. telecommunications market. The Company holds FCC authority to provide international services and therefore is subject to the FCC's rules on foreign affiliations. Under those rules, the FCC may trigger certain regulations if an ownership interest greater than 25%, or a controlling interest at any level, in a U.S. carrier is held by a dominant foreign carrier, including regulations requiring a determination whether the destination market of the foreign carrier offers "effective, competitive opportunities" ("ECO").

    Regulation of the telecommunications industry is changing rapidly. In February 1997, 69 nations, including the United States, entered into the WTO agreement whereby participating countries agreed to eliminate barriers to competition in basic telecommunications by January 1, 1998. The FCC has proposed new rules that will reflect the WTO policies relating to entry and participation of foreign entities in the U.S. telecommunications market. The proposed new rules, if adopted, would eliminate the ECO test for foreign carriers from WTO countries proposing to enter the U.S. market, establish certain safeguards and substantially relaxes the foreign ownership rules. There can be no assurance that the WTO agreement and its implementation will eliminate all restrictions currently applicable to the Company or will not result in increased competition in the Company's markets. There can be no assurance that future regulatory changes will not have a material adverse impact on the Company's financial condition, results of operations and cash flow.

    REGULATORY OVERSIGHT: The FCC imposes a variety of reporting and annual fee requirements. The FCC and the state regulatory agencies with jurisdiction over the Company and its services have discretion to, among other things, impose fines, conditions or revoke the Company's authority to the extent that such agencies find that the Company has violated regulatory requirements. The FCC also has authority to address violations of the foreign ownership limitation by, among other things, requiring divestiture or restructuring of the Company's radio station licenses.

STATE REGULATION

    Some of the Company's services may be classified as intrastate and therefore subject to state regulation. Such services are regulated by the applicable individual state PSCs. Governing regulations at the state level differ from state to state and, sometimes, by the telecommunications service provided. The majority of states require carriers to apply for certification to provide CLEC and intrastate telecommunications service. The Company has sought and obtained authority to provide long distance service in Texas and to provide high capacity dedicated services in Louisiana. An application to provide CLEC and long distance services in Louisiana is pending, although no assurances can be made that such authority will be received. To the extent that such services can be interpreted to be intrastate in nature, the Company would be required to obtain the appropriate certification or other authority from the relevant PSC. If any state PSC were to conclude that the Company is or was providing intrastate service without the appropriate authority, the PSC could initiate enforcement actions, which could include, but need not be limited to, the imposition of fines or the refusal to grant the regulatory authority necessary for the future provision of intrastate telecommunications services. Although the Company intends to obtain operating authority in each jurisdiction in which such authority is required, there can be no assurance that one or more jurisdictions will not deny the Company's request for operating authority. It is possible that any adverse PSC action would have a material adverse effect on the Company.

    PSCs also regulate access charges and other pricing for telecommunications services within each state. The BOCs and other local exchange carriers have been seeking reduction of state regulatory requirements, including greater pricing flexibility. If regulations are changed to allow variable pricing of access charges based on volume, the Company could be placed at a competitive disadvantage over larger long distance carriers. The Company also could face increased price competition from the BOCs and other local exchange carriers for local and long distance services, which competition may be increased by the removal of former restrictions on long distance service offerings by the BOCs as a result of the 1996 Telecommunications Act. The impact of such rule changes on the Company cannot be predicted.

EMPLOYEES

    As of September 15, 1997, the Company employed approximately 139 people, including approximately 23 in sales and marketing, 79 in engineering and technical services and 37 in management, administration and finance. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

COMPANY LICENSES AND CERTIFICATIONS

    The Company has owned and maintained a variety of telecommunications infrastructures and holds many FCC and international licenses to transmit voice and data. FCC radio licenses issued to the Company allow it to provide land mobile, microwave and satellite communications services. The Company currently holds approximately 30 FCC licenses, with approximately 250 frequency pairs, for commercial mobile radio service. These licenses have varying terms which expire and will require renewal between July 1997 and March 2001. These licenses allow the Company to provide two-way wireless radio services along the Texas and Louisiana Gulf Coast region and offshore to oil and gas-related companies. Each frequency pair allows two-way transmission and reception. The Company holds five microwave FCC licenses providing voice and data services along the Texas and Louisiana Gulf Coast region and offshore to drilling, production and related companies. The Company holds and operates seven Ku band and two C band fixed earth stations and holds FCC licenses that allow the Company to locate earth stations in Texas and other U.S. locations.

    The Company operates as a FCC licensed 214 carrier to provide resold switched telecommunications services. The Company has also obtained broader common carrier authority from the FCC to provide global resale of switched and private line services as well as global facilities-based service. The Company currently provides international facilities-based private line service on a private carrier basis into Bolivia, Bosnia, Croatia, Ecuador, Hungary and Russia. The Company recently installed a Class 4 tandem switch and value-added services platform at its facility in Houston, Texas as part of its new point-of-presence for its IWL Connect-TM- division. As part of the Company's plans to increase its service offerings, the Company has obtained authority to provide dedicated services in Louisiana and CLEC and long distance services in Texas. An application to provide CLEC and long distance service in Louisiana is pending. The Company expects to receive this additional Louisiana authority by the end of the second quarter of fiscal 1998, although no assurances can be made that such authority will be received. In addition, the Company has been approved to have pole attachment rights to existing or future facilities of Entergy, BellSouth and the State of Louisiana. Pole attachment rights allow the Company to attach its own fiber optic cable to such parties' respective utility poles.

ITEM 2.  PROPERTIES

    The Company occupies buildings that contain approximately 64,110 square feet of floor space. The Company owns an office building in Friendswood, Texas and Lafayette, Louisiana and leases additional space in Friendswood and Houston, Texas, New Orleans, Louisiana and Moscow, Russia under agreements that expire at various dates through 2004. The principal facilities are located as follows:

                               APPROXIMATE
          LOCATION             SQUARE FEET                     DESCRIPTION
  Houston, Texas (Aerospace)     18,940     Corporate headquarters for administration,
                                            finance and sales functions, and IWL Connect.
  Friendswood, Texas             12,500     Engineering, Research and Development, Network
                                            Operations Center, Production, and Warehouse.
  Lafayette, Louisiana            8,450     Administration, Sales, Production,
                                            Shipping/Receiving, and Warehouse.
  Friendswood, Texas              6,875     Administration, Sales, Production and Warehouse.
  New Orleans, Louisiana          6,470     Administration, Sales, Production,
                                            Shipping/Receiving, and Warehouse.
  Friendswood, Texas              5,000     Procurement, Inventory, Shipping/Receiving and
                                            Warehouse.

    The Company considers its current facilities adequate for its current needs and believes that suitable additional space will be available, as needed, to accommodate further physical expansion of corporate operations and for additional sales and service.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is party to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Prior to the consummation of the Company's initial public offering on June 18, 1997, the Board of Directors of the Company circulated to the shareholders of the Company on June 1, 1997 a Written Consent in Lieu of Annual Meeting of the Shareholders to approve the election of Ignatius W. Leonards, Byron M. Allen, and Richard H. Roberson as directors of the Company and the ratification of KPMG Peat Marwick LLP as independent public accountants of the Company. The Board of Directors of the Company circulated such consent to the shareholders of the Company because, as of such date, it had been one year since the Company's last annual meeting. All of the Company's shareholders at such time signed such consent effective as of June 1, 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

STOCK PRICES

    On June 12, 1997, the Company's common stock, par value $0.01 per share (the "Common Stock"), was admitted for trading on the Nasdaq National Market under the symbol "IWLC." For the fourth quarter (commencing on June 12, 1997) of the fiscal year ended June 30, 1997, the high and low closing sale prices for the Common Stock on the Nasdaq National Market were $6.00 and $5.250, respectively. As of September 15, 1997, there were approximately 11 holders of record of the Common Stock, including brokers holding shares in nominee or street name accounts for an indeterminate number of beneficial holders.

DIVIDEND POLICY

    The Company has never paid dividends on its Common Stock and does not anticipate paying dividends on the Common Stock in the foreseeable future. In addition, under the terms of the Company's bank line of credit, the Company may not pay dividends without the prior consent of the lending bank. The Company expects that it will retain all available earnings generated by the Company's operations for the development and growth of its business. Any future determination as to the payment of dividends will be made in the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

    In November 1996, Keith Johnson, Vice President--Marketing of the Company, purchased 2,808 shares of Common Stock for $3.56 per share for an aggregate purchase price of approximately $10,000. Such shares were issued in reliance upon an exemption from registration under the Securities Act by reason of
Section 4(2) or 3(b) of the Securities Act and/or the rules and regulations promulgated thereunder. In connection with that transaction, Mr. Johnson was provided access to all relevant information regarding the Company and represented to the Company that the shares were purchased for investment purposes only and with no view toward distribution.

USES OF PROCEEDS FROM REGISTERED SECURITIES

    On June 12, 1997 (the "Effective Date"), the Company's Registration Statement on Form S-1 (Registration No. 333-22801) relating to its initial public offering (the "IPO") was declared effective and the offering of up to 1,667,500 shares of the Company's Common Stock covered by such Registration Statement commenced. The IPO, which has been completed, was managed by Cruttenden Roth Incorporated, as the representative (the "Representative") of the several underwriters (the "Underwriters") of the IPO. All of the securities registered were sold, except for 55,005 shares of Common Stock subject to an overallotment option granted by the Company to the Underwriters that were not sold. 100,000 shares of Common Stock were registered and sold for the account of Ignatius W. Leonards, the Company's Chief Executive Officer and Chairman of the Board, at an aggregate offering price of $600,000 and 1,567,500 shares of Common Stock at an aggregate offering price of $9,405,000 were registered for the account of the Company, of which 1,512,495 shares of Common Stock at an aggregate offering price of $9,074,970 were sold. Of the shares of Common Stock sold by the Company, 1,450,000 shares were sold in June 1997, and 62,495 shares (which were subject to an overallotment option granted by the Company to the Underwriters) were sold in July 1997, after the end of the Company's 1997 fiscal year. The 100,000 shares sold by Mr. Leonards were sold in July 1997.

    From the Effective Date of the IPO until June 30, 1997, total expenses of approximately $1,703,495 were incurred for the Company's account in connection with the 1,450,000 shares of Common Stock sold in June 1997, which expenses consisted of: (i) $609,000 representing underwriting discounts and commissions paid to the Underwriters; (ii) $261,000 representing a nonaccountable expense allowance paid to the Representative; and (iii) other offering expenses, including without limitation, attorney's fees, accountants' fees, printing costs and filing fees, of approximately $833,495. None of such expense payments were direct or indirect payments to directors or officers of the Company or their associates or to persons owning 10 percent or more of any class of equity securities of the Company or to affiliates of the Company. The net offering proceeds of such shares, after deducting such total expenses, was approximately $6,996,505 all of which was invested at June 30, 1997 in a money market account with the Company's lending bank pending application of such proceeds by the Company.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                                                                          FISCAL YEAR ENDED JUNE 30,
                                                             -----------------------------------------------------
                                                               1993       1994       1995       1996       1997
                                                             ---------  ---------  ---------  ---------  ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Sales:
  Telecom and carrier(1)...................................             $  13,642  $  14,566  $  15,683  $  19,705
  Land mobile(1)...........................................                 1,218      1,228      1,559      2,996
  Product resales(1)(2)....................................                --         --         10,554      7,641
                                                             ---------  ---------  ---------  ---------  ---------
    Total sales(1).........................................     12,960     14,860     15,794     27,796     30,342
Cost of sales..............................................      8,641     10,071      9,639     10,743     14,710
Cost of sales--product resales.............................     --         --         --          9,672      7,027
                                                             ---------  ---------  ---------  ---------  ---------
Gross profit...............................................      4,319      4,789      6,155      7,381      8,605
Selling expenses...........................................        724        892        862        842      1,141
General and administrative expenses........................      2,408      3,178      3,537      4,257      4,704
Depreciation and amortization..............................        359        571        820      1,003      1,403
                                                             ---------  ---------  ---------  ---------  ---------
Income from operations.....................................        828        148        936      1,279      1,357
Net interest expense.......................................         10        215        244        270        514
Other expense (income).....................................         86       (252)      (138)       (41)      (129)
                                                             ---------  ---------  ---------  ---------  ---------
Income before income taxes.................................        732        185        830      1,050        972
Income tax expense.........................................        249         41        294        316        283
                                                             ---------  ---------  ---------  ---------  ---------
Net income.................................................  $     483  $     144  $     536  $     734  $     689
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Net income per share.......................................  $    0.24  $    0.07  $    0.24  $    0.33  $    0.30
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Weighted average shares outstanding(3).....................      2,011      2,011      2,233      2,233      2,323
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------

                                                                                       JUNE 30,
                                                                 -----------------------------------------------------
                                                                   1993       1994       1995       1996       1997
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                                    (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents......................................  $      72  $  --      $     291  $     361  $   7,660
Working capital................................................        709       (367)      (265)     1,811      9,721
Total assets...................................................      5,748      7,437      8,232     12,409     26,062
Notes payable, noncurrent portion..............................        533      1,108      1,329      2,944      7,692
Shareholders' equity...........................................      1,511      2,419      2,955      3,698     11,394

------------------------

(1) The breakdown of sales between telecom and carrier, land mobile, and product resales for fiscal 1993 is not available.

(2) Comprised of the resale of Alcatel products and other equipment and hardware to Shell.

(3) Weighted average shares outstanding have been restated to reflect a 200-for-one stock split of the Common Stock effected in November 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this report. See "Item 8--Financial Statements."

OVERVIEW

    The Company's total sales are derived from the provision of a variety of services, including telecom and carrier services, land mobile services and product resales. Telecom and carrier services include the resale of long distance telecommunications services, the provision of private leased lines, the resale of equipment and the provision of related services to furnish and install telecommunications systems. The Company recently installed a tandem switch at its facility in Houston, Texas to provide services as a switch-based long distance carrier. Land mobile services consist of the rental, sale, service and maintenance of two-way radio communications systems.

    In connection with product resales, the Company serves as the exclusive manufacturer's representative of Alcatel products to the U.S. oil and gas industry. In fiscal 1996 and 1997, the Company provided services to Shell, which included the resale of a significant amount of Alcatel products. For the years ended June 30, 1996 and 1997, Shell purchased from the Company approximately $10.6 million and $7.6 million of Alcatel products and other equipment and hardware, representing approximately 38.0% and 25.2%, respectively, of total sales during such periods. Although profitable, the sale of Alcatel products to Shell significantly reduced the Company's gross margin in these periods. The Shell project was substantially completed in fiscal 1997 and, therefore, is not expected to contribute in a material manner to the Company's total sales in future periods.

    The Company was founded in 1981 as a contract supplier of communications technology installation and equipment leasing services, and over the ensuing years broadened the scope of its service offerings to include microwave, two-way radio and related wireless services and technologies for an expanded customer base, primarily comprised of major oil and gas companies operating in the Gulf of Mexico region. During this period, the Company began to provide an increasing variety of services to its oil and gas customers in other remote and underdeveloped regions around the world, including communications services for special projects with critical timing and other extreme or unusual challenges.

    To support its international expansion, in 1994 the Company began providing telecommunications services and network support inside the former Soviet Union to United States oil and gas customers. As the Company expanded its service offerings and developed greater infrastructure, it commenced service as a switchless reseller of long distance services in the United States in 1994. The Company is continuing to expand its network through a recently-acquired tandem switch and the installation of fiber optic cable and microwave radios in targeted service areas. In connection with such expansion, the Company has also received CLEC status in Texas and has applied for CLEC status in Louisiana.

    While annual growth rates of the Company's total sales since 1992 have ranged from 6.3% to 76.0%, the Company's quarterly operating results have varied significantly in the past, and can be expected to vary in the future. These fluctuations in operating results generally are caused by a number of factors, including changes in the Company's services and product mix, levels of product resales, adverse weather conditions in customer locations, the degree to which the Company encounters competition in its existing or target markets, general economic conditions, the volume and timing of orders received during the period, sales and marketing expenses related to entering new markets, the timing of new product or service introductions by the Company or its competitors and changes in billing rates by the Company or its competitors.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the percentage of total sales represented by certain items included in the Company's Consolidated Statements of Income.

                                                                     FISCAL YEAR ENDED JUNE 30,
                                                                -------------------------------------
                                                                   1995         1996         1997
                                                                -----------  -----------  -----------
Sales:
  Telecom and carrier.........................................       92.2%        56.4%        64.9%
  Land mobile.................................................        7.8          5.6          9.9
  Product resales.............................................      --            38.0         25.2
                                                                    -----        -----        -----
    Total sales...............................................      100.0        100.0        100.0
Cost of sales.................................................       61.0         38.7         48.5
Cost of sale--product resales.................................      --            34.8         23.1
Gross margin..................................................       39.0         26.5         28.4
Selling expenses..............................................        5.5          3.0          3.8
General and administrative expenses...........................       22.4         15.3         15.5
Depreciation and amortization.................................        5.2          3.6          4.6
                                                                    -----        -----        -----
Total operating expenses......................................       33.1         21.9         23.9
                                                                    -----        -----        -----
Income from operations........................................        5.9          4.6          4.5
Net interest expense..........................................        1.5          1.1          1.7
Other income, net.............................................        0.9          0.2           .4
                                                                    -----        -----        -----
Income before income taxes....................................        5.3          3.7          3.2
Income tax expense............................................        1.9          1.1           .9
                                                                    -----        -----        -----
Net income....................................................        3.4%         2.6%         2.3%
                                                                    -----        -----        -----
                                                                    -----        -----        -----

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1997 AND 1996

    TOTAL SALES. Total sales increased $2.5 million or 9.0% to $30.3 million for fiscal 1997 from $27.8 million for fiscal 1996. This increase was comprised of an increase of $4.0 million or 25.7% in the Company's telecom and carrier services, an increase of $1.4 million or 92.1% in the Company's land mobile services and a decrease of $2.9 million or 27.6% in product resales to a single customer. The increase in telecom and carrier revenues was largely attributable to increased traffic on the Company's telecom network in the Gulf of Mexico, an increase in the number of ODDS units in the Gulf of Mexico, and expansion of the Company's business outside the Gulf of Mexico. The increase in land mobile sales was largely due to increased demand which the Company believes was favorably impacted by increased marketing activities. The product resales were substantially completed in fiscal 1997 and, therefore, are not expected to contribute in a material manner to the Company's total sales in future periods.

    GROSS MARGIN. Gross profit increased $1.2 million or 16.6% to $8.6 million for fiscal 1997 from $7.4 million for fiscal 1996, representing gross margins of 28.4% and 26.6%, respectively. The increase in margin was due in principal part to the completion of the product resale to a single customer in May 1997. Excluding product resales, gross profit for fiscal 1997 and fiscal 1996 would have been approximately $8.0 million and $6.5 million, respectively, representing a gross margin of 35.2% and 37.7%, respectively. The decrease in margin was attributable to the increase of land mobile services (which yield lower margins) in the Company's overall service mix.

    SELLING EXPENSES. Selling expenses increased $299,000 or 35.5% to $1.1 million for fiscal 1997 from $842,000 for fiscal 1996. Selling expenses as a percentage of total sales increased to 3.8% from 3.0% during these respective periods. The increase in selling expenses resulted from the addition of sales personnel and from increases in travel and advertising.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $447,000 or 10.5% to $4.7 million for fiscal 1997 from $4.3 million for fiscal 1996. As a percentage of total sales, general and administrative expenses increased to 15.5% for fiscal 1997 from 15.3% for fiscal 1996. The increase in general and administrative expenses as a percentage of sales was primarily due to the decline in product resales overall. The increases in the dollar amount of general and administrative expenses over these periods were due in principal part to increased telephone expense, insurance expense, rent expense and legal expense relating to facilities and personnel additions in Houston, Texas and Lafayette, Louisiana.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $400,000 or 39.9% to $1.4 million for fiscal 1997 from $1.0 million in fiscal 1996. This increase was primarily attributable to the acquisition of an additional $5.9 million of property, plant and equipment, comprised of $4.7 million in equipment for satellite, microwave and other equipment, $936,000 for computers, furniture and fixtures, service vehicles and test equipment and $285,000 for buildings and improvements.

    NET INTEREST EXPENSE. Net interest expense increased $244,000 or 90.4% to $514,000 for fiscal 1997 from $270,000 for fiscal 1996. The Company's borrowings increased to $8.7 million for fiscal 1997 from $3.9 million for fiscal 1996. Borrowings were reduced in fiscal 1996 due to the receipt of $2.0 million from Shell as a deposit under a product resale contract. The increase in borrowings was used to fund acquisitions of property, plant and equipment.

    OTHER INCOME, NET. Other income for fiscal 1997 and 1996 resulted from the Company's 50% ownership interest in Kenwood, as well as certain asset dispositions effected in such periods. Such items were not material to the Company's operating results for fiscal 1997 and 1996.

    INCOME TAX EXPENSE. Provision for income taxes decreased $33,000 or 10.4% to $283,000 for fiscal 1997 from $316,000 for fiscal 1996 which represents an effective tax rate of 29.0% and 30.1% for each period, respectively.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1996 AND 1995

    TOTAL SALES. Total sales increased by $12.0 million or 75.9% to $27.8 million for fiscal 1996 from $15.8 million for fiscal 1995. Of this increase, $1.1 million or 9.3% resulted from increases in the Company's telecom and carrier services. Land mobile services accounted for $300,000 or 2.7% of this increase while $10.6 million, or 88%, resulted in part from product resales to a single customer. While revenues related to land mobile services were relatively constant, the increase in sales of telecom and carrier services reflected continued growth of the Company's core business. Excluding product resales, total sales for fiscal 1996 would have been $17.3 million. Since such product resales are expected to be substantially completed in fiscal 1997, they are not expected to contribute in a material manner to the Company's total sales in future periods after fiscal 1997.

    GROSS MARGIN. Gross profit increased $1.2 million or 19.7% to $7.3 million in fiscal 1996 from $6.1 million in fiscal 1995, representing gross margins of 26.5% and 39.0%, respectively. The decrease in gross margin primarily was due to the lower profit margin from product resales. Excluding product resales, gross profit would have been approximately $6.5 million in fiscal 1996, representing a gross margin of 37.7%.

    SELLING EXPENSES. Selling expenses decreased $20,000 or 2.4% to $842,000, or 3.0% of total sales, in fiscal 1996 from $862,000, or 5.5% of total sales, in fiscal 1995. Advertising and promotion expenditures increased $81,000, travel increased $21,000 and salaries and employee benefits decreased $110,000, which reflected the reassignment of certain employees to other departments.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $720,000 or 20.4% to $4.2 million in fiscal 1996 from $3.5 million in fiscal 1995. As a percentage of total sales, general and administrative expenses decreased to 15.3% for fiscal 1996 from 22.4% for fiscal 1995. The increase in general and administrative expenses was primarily due to a higher level of expenses in fiscal 1996 associated with the expansion of the Company's international operations and related travel, including increased activity in Russia and South America as well as a project in Bosnia that was started and completed in fiscal 1996. In addition, general and administrative expenses were higher in fiscal 1996 due to increased development of the Company's infrastructure to accommodate growth, which resulted in increases in insurance costs and employee compensation through an increased number of employees, increased telephone expenses relating to increased activity in the Company's international operations and costs associated with opening offices in Lafayette and New Orleans, Louisiana.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $183,000 or 22.3% to $1.0 million in fiscal 1996 from $820,000 in fiscal 1995.
This increase was principally attributable to an additional $1.2 million of property, plant and equipment, comprised of $621,000 for satellite, microwave and other telecommunications equipment, and $579,000 for computers, furniture and fixtures, service vehicles and test equipment.

    NET INTEREST EXPENSE. Net interest expense increased $26,000 or 10.6% to $270,000 in fiscal 1996 from $244,000 in fiscal 1995. The increase in interest expense was due to an increase of $350,000 in borrowings under the Company's credit lines. Interest expense was minimized during fiscal 1996 as a result of a $2.0 million deposit received from Shell under a product resale contract.

    OTHER INCOME, NET. Other income in fiscal 1996 and fiscal 1995 resulted from the Company's 50% ownership interest in Kenwood, as well as certain asset dispositions effected in such periods. Such items were not material to the Company's operating results in fiscal 1996 or fiscal 1995.

    INCOME TAX EXPENSE. Provision for income taxes increased $23,000 or 7.8% to $316,000 in fiscal 1996, representing an effective income tax rate of 30.0%, from $293,000 in fiscal 1995, representing an effective tax rate of 35.4%. The decrease in the effective tax rate in fiscal 1996 primarily was due to the availability of foreign tax credits in such year.

LIQUIDITY AND CAPITAL RESOURCES

    During fiscal 1997, the Company generated $1.6 million of cash from operating activities, borrowed an additional net amount of $4.7 million from credit facilities, and received $7.0 million from the sale and issuance of Common Stock. The Company invested $5.9 million on property and equipment (net of proceeds of $119,000 from certain dispositions of assets) and increased its investment in an unconsolidated subsidiary by $50,000. These activities provided an increase in the Company's cash balance of $7.3 million to a balance of $7.7 million at June 30, 1997.

    The Company's working capital increased to $9.7 million at June 30, 1997 from $1.8 million at June 30, 1996. Accounts receivable increased from $5.5 million at June 30, 1996 to $5.7 million at June 30, 1997, while inventory increased from $851,000 at June 30, 1996 to $1.9 million at June 30, 1997. The inventory increase is comprised of increases in work-in-process and stock levels necessary to support increased sales. In addition, the current portion of notes payable decreased from $998,000 at June 30, 1996 to $964,000 at June 30, 1997, while deferred revenue and customer deposits decreased from $632,000 at June 30, 1996 to $77,000 at June 30, 1997.

    During fiscal 1996, the Company generated $737,000 of cash from operating activities, borrowed an additional net amount of $350,000 from credit facilities, received payment of $264,000 from collections on outstanding notes receivable (net of new notes issued for $396,000), and received $10,000 from the sale and issuance of Common Stock to an employee. The Company also invested $1.3 million on property, plant and equipment (net of proceeds of $202,000 from certain dispositions of assets). These activities provided an increase in the Company's cash balance of $70,000 at June 30, 1995 to a balance of $361,000 at June 30, 1996.

    The Company's working capital increased to $1.8 million at June 30, 1996, representing an increase of $2.1 million from the negative working capital position of $265,000 at June 30, 1995. The Company restructured its credit facility to reclassify some borrowings as long term in fiscal 1996 that were considered current obligations in fiscal 1995. The increased working capital was used to support growth in the Company's core business as well as an increase in accounts receivable from $2.0 million in fiscal 1995 to $5.5 million in fiscal 1996 and an increase in inventory from $601,000 at June 30, 1995 to $987,000 at June 30, 1996. Offsetting these increases was a higher balance of accounts payable and accrued liabilities to $3.9 million in fiscal 1996 from $1.1 million in fiscal 1995. The current portion of notes payable for this period decreased to $1.0 million in fiscal 1996 from $2.3 million in fiscal 1995.

    The Company amended its then-existing credit agreement with its then-current bank lender in the third quarter of fiscal 1997, which increased the bank line of credit by $2.0 million for a total borrowing capacity of $4.5 million, all of which was advanced at June 30, 1997. In December 1996, the Company violated a financial covenant under the credit agreement. The bank lender did not declare the Company in default and waived the violation. In addition, the bank lender amended the financial covenant at issue. In May 1997, the Company and the bank lender entered into a Second Amendment to Loan and Security Agreement further amending the agreement to allow for the IPO and to amend other covenants that were or would have been in default upon completion of the IPO. In addition, the bank lender waived any such defaults existing at the effective date of such Second Amendment.

    The Company recently completed three credit facilities with a new lender to refinance its prior credit facility, provide working capital and finance equipment to be leased by the Company to its customers. In May 1997, the Company entered into a commitment to obtain a secured revolving line of credit (the "Working Capital Loan"), a secured guidance line of credit (the "Guidance Line"), and a term facility (the "Term Loan") from Bank One, Texas, N.A. The Working Capital Loan and Guidance Line were finalized as of August 1, 1997, and the Term Loan was finalized as of August 28, 1997.

    The maximum amount of the Working Capital Loan is $5.0 million subject to a borrowing base based on accounts receivables and inventory. The proceeds of the Working Capital Loan are to be used for working capital needs and general corporate purposes. Proceeds of the Working Capital Loan were used initially to extinguish the Company's then-existing revolving credit facility with Marine Midland Business Loans, Inc., which required a prepayment penalty payable by the Company in the amount of 1% of the maximum amount of the Marine Midland line of credit facility. The maximum amount of the Guidance Line is $5.0 million, which will be used to finance the Company's purchase and subsequent lease of telecommunications equipment. The Term Loan and the Working Capital Loan are collateralized by substantially all of the personal property of the Company. The Guidance Line is secured specifically by the equipment purchased with the proceeds thereof and by an assignment of the leases of such equipment, as well as the other personal property of the Company. The interest rate on each facility is, at the Company's option, Bank One's base rate or 30, 60 or 90 day adjusted LIBOR plus 2.40% (2.50% in the case of the Guidance Line). The interest rate will be subject to downward adjustment in certain circumstances as specified in the credit agreement. The entire unpaid principal balance and accrued but unpaid interest for the Working Capital Loan will be due on October 31, 1998 and for the Guidance Loan will be due on May 1, 1998. The Term Loan matures on September 1, 2001.

    Borrowing availability under the Working Capital Loan is based upon eligible accounts receivable and inventory, and a fee equal to 0.25% will be charged on any unused portion of the Working Capital Loan. In addition, fundings under the Guidance Line will only be permitted with respect to communications equipment and installation pursuant to leases which (a) have a term of not more than 60 months or the estimated useful life of the leased equipment, (b) have been assigned to the lender as collateral for the Loans and (c) have as lessees companies formed and with principal offices in the United States. The Loans will be collateralized by substantially all of the Company's assets. The Company is able to reduce the commitment under the Working Capital Loan and is able to make voluntary prepayments on the Guidance Line without prepayment penalty. The Loans are cross-defaulted and cross-collateralized. The credit agreement prohibits the payment of dividends without prior approval of the lender and requires the Company to maintain certain covenants and financial ratios including working capital and net worth ratios. The credit agreement also prohibits certain changes in the Company's basic business or in its Chief Executive Officer, Chief Financial Officer and President positions, without prior lender approval.

    The Company entered into an agreement in December 1996 to acquire microwave radios from a customer. The purchase price for the radios was $1.1 million, of which $25,000 was paid by the Company upon execution of the agreement, $225,000 was paid on April 1, 1997, and the balance due is evidenced by a note payable by the Company. The balance will be carried in a note payable to the customer bearing interest at 6.75% with monthly principal and interest payments to begin in July 1997, with a final payment of principal and interest to be made in June 2007.

    The Company anticipates that, based on current plans and assumptions relating to its operations, its financial resources and equipment financing arrangements will be sufficient to fund the Company's growth and operations through the end of its fiscal year ending June 30, 1998. The Company believes that its capital needs at the end of such period will continue to be significant and, therefore, the Company will continue to seek additional sources of capital. Further, in the event the Company's plans or assumptions change or prove to be inaccurate, or if the Company consummates any unplanned acquisitions of businesses or assets, the Company may be required to seek additional sources of capital sooner than currently anticipated. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

NEW ACCOUNTING STANDARDS

    In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." As a result of this statement, the Company began to provide additional disclosures related to its stock-based compensation plans in its fiscal 1997 financial statements. Adoption of SFAS No. 123 did not have a material effect on the Company's financial position or results of operations. The Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share" in February 1997, which will not have a material effect on the Company's calculation of primary and fully diluted earnings per share.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

ITEM 8.  FINANCIAL STATEMENTS.

    Information called for by this item is set forth in the Company's Consolidated Financial Statements contained in this report. The Company's Consolidated Financial Statements begin at page F-1 hereunder.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following table provides certain information regarding the directors and executive officers of the Company as of September 15, 1997:

NAME                                  AGE                                POSITIONS
---------------------------------     ---     ---------------------------------------------------------------
Ignatius W. Leonards.............         44  Chairman, Chief Executive Officer and Director

Byron M. Allen...................         49  President and Director

Richard H. Roberson..............         38  Chief Financial Officer, Secretary and Director

James T. Gordon..................         59  Vice President--Telecom Operations

J. Keith Johnson.................         35  Vice President--Marketing

Bryan L. Olivier.................         35  Vice President--IWL Connect Division

Errol J. Olivier.................         35  Vice President--Telecom Sales

Christopher J. Amenson...........         47  Director

Myron J. Goins...................         37  Director

------------------------

    MR. IGNATIUS W. LEONARDS has served as Chairman of the Board, Chief Executive Officer and a director of the Company since founding the Company in 1981 and served as President from 1981 until February 1997. Mr. Leonards was employed by Bibbins & Rice Electronics as Telecom Service Manager until 1981. Mr. Leonards has an industrial electronics degree from the T.H. Harris Technical Institute in Opelousas, Louisiana.

    MR. BYRON M. ALLEN has served as President and a director of the Company since February 1997 and served as a Vice President of the Company from December 1993 until February 1997. From 1986 to 1993, Mr. Allen served as Executive Vice President of SBS Technologies, Inc., a manufacturer of computer components. Mr. Allen was a co-founder of SBS Technologies, Inc. In 1985 and 1986, Mr. Allen served as a senior principal staff member at BDM Corporation, a defense consulting firm. In 1984 and 1985, he served as manager of Navy New Business Development for the Singer Link Corporation. From 1983 to 1984, Mr. Allen served as the managing director of European operations of Intermetrics, Inc. He served as manager of Houston operations of Intermetrics, Inc. from 1977 to 1983. Mr. Allen graduated from the University of Alabama with a degree in Mathematics. He attended graduate school at Wright State University in Dayton, Ohio where he studied systems engineering.

    MR. RICHARD H. ROBERSON has served as Chief Financial Officer of the Company since joining the Company in October 1996 and has served as a director of the Company since February 1997. From November 1995 until October 1996, Mr. Roberson was Director of Administration at Weaver and Tidwell, LLP., a certified public accounting firm. From May 1989 until October 1995, Mr. Roberson was Chief Financial Officer and Controller of Local and Western of Texas, Inc., a wholesaler of meat and other food products. Mr. Roberson has a BBA in Accounting from the University of Texas at Austin and is also a certified public accountant.

    MR. JAMES T. GORDON has served as Vice President--Telecom Operations of the Company since October 1996. Prior to joining the Company, he was an independent telecommunications consultant. From September 1992 through December 1994, Mr. Gordon was Director--Installation and Test Engineering Services for Alcatel Network Systems, Inc. and, from April 1991 to September 1992, he served as Manager--Customer Account Services--Independent Operating Cos. for Alcatel Network Systems, Inc. Mr. Gordon was employed by Rockwell International Corporation in various capacities from 1970 until 1991. Mr. Gordon received a BBA in Production Management from the University of North Texas.

    MR. J. KEITH JOHNSON has served as Vice President of Marketing since December 1992 and was Director of Sales and Marketing of the Company from December 1986 to December 1992. From June 1985 to December 1986, Mr. Johnson was an Account Executive with ARGO Communications, Inc., a long distance carrier, where he sold long-distance voice and data lines to medium and large commercial users. Mr. Johnson worked for AT&T from May 1983 until June 1985, where he sold telephone systems to small and medium-sized companies. Mr. Johnson graduated from Houston Baptist University with a double major in marketing and management.

    MR. BRYAN L. OLIVIER has served as a Vice President of the Company's IWL Connect-TM- division since January 1996. Prior thereto, he served as Director of Engineering for Spacelink Systems, Inc. from May 1992 to December 1995. From January 1992 to March 1992, he was a member of the strategic planning group of Wiltel Communications, a long distance carrier. From May 1981 to December 1988, he was the manager of the International Telecommunications Group of Tenneco Oil E&P/Operators Inc. Mr. Olivier graduated with a B.S. Degree in Electrical Engineering from the University of Southwest Louisiana with a concentration in telecommunications management and from T.H. Harris Technical Institute in Opelousas, Louisiana in the field of industrial engineering.

    MR. ERROL J. OLIVIER has served as Vice President of Telecom Sales since September 1996 and served as Vice President of Telecom Services from July 1995 until September 1996. From February 1995 until July 1995, Mr. Olivier served as Director of Telecom Services and was responsible for the opening of the Company's Lafayette and New Orleans offices. Mr. Olivier joined the Company in March 1990 and served as an Account Manager from March 1990 until January 1992 and as the Regional Manager of the Company's New Orleans office from January 1992 until February 1995. Mr. Olivier has an electronics technology degree from T.H. Harris Technical Institute in Opelousas, Louisiana.

    MR. CHRISTOPHER J. AMENSON has served as a director of the Company since June 1997. Mr. Amenson has served as President and Chief Operating Officer of SBS Technologies, Inc. since April 1992 and as a director since August 1992. In October 1996, he became the Chief Executive Officer of SBS Technologies,
Inc. For five years prior to joining SBS Technologies, Inc., Mr. Amenson was President of Industrial Analytics, Inc., a Boston-based investment banking firm. Mr. Amenson holds a B.A. Degree in Government from the University of Notre Dame and a Master's Degree in Business Management from the Sloan Fellows Program at the Massachusetts Institute of Technology.

    MR. MYRON J. GOINS has served as a director of the Company since June 1997. Mr. Goins has served as a Managing Director of Seruus Ventures LLC, an investment firm specializing in telecommunications-related investments, since September 1996. From September 1995 until the founding of Seruus, Mr. Goins was employed by National Telemanagement Corporation, a diversified telecom company, as its Chief Financial Officer. From April 1994 until Corporate Telemanagement Group's sale to LCI International in September of 1995, Mr. Goins was Vice President of Corporate Development for Corporate Telemanagement Group, a long distance company. From 1988 to April 1994, Mr. Goins was Director of Financial Analysis at Sprint Corp. where he was involved in numerous merger and acquisition transactions including the $3.5 billion merger of Sprint and Centel and various local, long distance, satellite and other infrastructure investments. Mr. Goins received his BBA degree from the University of Memphis and his MBA from Vanderbilt University's Owen Graduate School of Management.

    Each director serves until the next annual meeting of shareholders and until his successor is duly elected and qualified. The Company's Board of Directors is currently composed of five directors. Officers serve at the discretion of the Board of Directors. There are no family relationships among any of the directors or named executive officers of the Company.

    Pursuant to the Company's By-Laws, the next annual meeting of shareholders of the Company will be held in 1998.

BOARD COMMITTEES

    Effective upon the consummation of the Company's initial public offering in June 1997, the Board of Directors established two standing committees: the Audit Committee and the Compensation Committee. The functions of the Audit Committee, of which Mr. Amenson and Mr. Goins are the initial members, is to make recommendations regarding the engagement of the Company's independent auditors and to review with management and the independent auditors the Company's financial statements, basic accounting and financial policies and practices, audit scope and competency of control personnel. The functions of the Compensation Committee, of which Mr. Amenson and Mr. Goins are the initial members, is to review and recommend to the Board of Directors the compensation of executive officers of the Company and to administer and make awards and take all other action as prescribed under the employee benefit plans of the Company (other than the 1997 Director Option Plan, which is administered by the entire Board of Directors of the Company). All members of the Compensation Committee are and will continue to be "non-employee directors" within the meaning of Rule 16b-3(b) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and "outside directors" as contemplated by Section 162(m)(4)(C)(i) of the Internal Revenue Code of 1986, as amended (the "Code").

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten percent stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended June 30, 1997, the Company's officers, directors and ten percent shareholders complied with all applicable
Section 16(a) filing requirements.

LIMITATION OF LIABILITY

    As permitted by the Texas Business Corporation Act, the Company's Restated Articles of Incorporation provide that the directors of the Company shall not be liable to the Company or its shareholders for monetary damages for an act or omission in the director's capacity as a director, except that such provision does not authorize the elimination or limitation of liability of a director to the extent the director is found liable for (i) a breach of the director's duty of loyalty to the Company or its shareholders, (ii) any act or omission not in good faith or that constitutes a breach of duty of the director to the Company or an act or omission that involves intentional misconduct or a knowing violation of law, (iii) any transaction from which the director derived any improper personal benefit, whether or not the benefit resulted from an action taken within the scope of the director's office or (iv) any act or omission for which the liability of the director is expressly provided by statute.

    As a result of this provision, the Company and its shareholders may be unable to obtain monetary damages from a director for breach of the duty of care. Although shareholders may continue to seek injunctive or other equitable relief for an alleged breach of fiduciary duty by a director, shareholders may not have any effective remedy against the challenged conduct if equitable remedies are unavailable.

    In addition, the Company's Restated Articles of Incorporation and Amended and Restated Bylaws provide certain rights of indemnification for all officers and directors.

ITEM 11.  EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

    Non-employee directors of the Board of Directors of the Company are paid $1,000 per meeting for attending or participating in meetings of the Board of Directors or any committee thereof, and receive reimbursement for out-of-pocket expenses incurred for attendance at meetings. Non-employee directors will also receive from time to time non-statutory stock options under the 1997 Director Option Plan (as defined below). The Company granted options to acquire 10,000 shares of Common Stock at a per share exercise price of $6.00 under the 1997 Director Option Plan to each of Messrs. Amenson and Goins effective upon their commencing to serve as directors of the Company in June 1997. The Company's policy is not to pay any additional compensation to employees of the Company for their services as a director.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Messrs. Amenson and Goins were the sole members of the Compensation Committee during the fiscal year ended June 30, 1997. The Board of Directors established the Compensation Committee effective upon consummation of the Company's initial public offering in June 1997. Prior thereto, the Company had no Compensation Committee or other committee of the Board of Directors performing similar functions, and accordingly, the Board of Directors determined the compensation for the executive officers and related matters.

    During the last fiscal year, no executive officer of the Company served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

    Caroline Fontenot, the sister of Mr. Leonards, the Company's Chairman of the Board and Chief Executive Officer, lent the Company $75,000 on June 1, 1992, of which a balance of $43,693, bearing interest at the rate of 12% per annum, remained outstanding as of June 30, 1997.

EXECUTIVE COMPENSATION

    SUMMARY COMPENSATION TABLE. The following table sets forth certain compensation awarded or paid by the Company to its Chairman of the Board and Chief Executive Officer and the other executive officers of the Company whose total annual salary and bonus for services to the Company exceeded $100,000 in the fiscal year ended June 30, 1997 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                               ANNUAL COMPENSATION        AWARDS
                                                              ---------------------  ----------------    ALL OTHER
NAME AND PRINCIPAL POSITION                          YEARS      SALARY      BONUS    OPTIONS (SHARES)  COMPENSATION
-------------------------------------------------  ---------  ----------  ---------  ----------------  -------------
Ignatius W. Leonards.............................       1997  $  157,427  $  --             --          $  21,946(1)
  Chairman of the Board and                             1996     150,000     --             --             29,214(2)
  Chief Executive Officer

J. Keith Johnson.................................       1997     115,485     --            5,000(3)         1,801(4)
  Vice President--Marketing                             1996     100,604     12,250       36,141(5)         1,655(6)

------------------------

(1) Represents (i) $8,998 earned by Mr. Leonards pursuant to an agreement (the "Kenwood Agreement") between the Company and Kenwood Americas Corporation ("KAC") whereby Mr. Leonards is paid 10% of the net profits of Kenwood Systems Group, Inc. (the Company owns 50% of the outstanding capital stock of Kenwood Systems Group, Inc., with the other 50% owned by KAC); (ii) $2,448 of matching payments made by the Company to Mr. Leonards' account under the

    Company's Retirement and Savings Plan (the "401(k) Plan"); and (iii) $10,500 in management fees paid to Mr. Leonards by the Company for management rights granted by Mr. Leonards to the Company with respect to one of Mr. Leonards' properties.

(2) Represents (i) $9,000 earned by Mr. Leonards pursuant to the Kenwood Agreement; (ii) $2,214 of matching payments made by the Company to Mr. Leonards' account under the Company's 401(k) Plan; and (iii) $18,000 in management fees paid to Mr. Leonards by the Company for management rights granted by Mr. Leonards to the Company with respect to one of Mr. Leonards' properties.

(3) Represents stock options granted pursuant to the Company's 1997 Stock Option Plan, which have an exercise price of $6.00 per share and are subject to vesting requirements.

(4) Represents matching payments made by the Company to Mr. Johnson's account under the Company's 401(k) Plan.

(5) Represents stock options granted pursuant to the Company's Employee Incentive Stock Option Plan, which have an exercise price of $3.56 per share. The vesting of all such options was accelerated upon consummation of the Company's initial public offering in June 1997.

(6) Represents matching payments made by the Company to Mr. Johnson's account under the Company's 401(k) Plan.

    OPTION GRANTS TABLE. The following table provides information on grants of stock options pursuant to the Company's 1997 Stock Option Plan during the fiscal year ended June 30, 1997 to the Named Executive Officers:

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                       POTENTIAL REALIZABLE
                                                                                                         VALUE AT ASSUMED
                                                                                                         ANNUAL RATES OF
                                                                                                           STOCK PRICE
                                      NUMBER OF       PERCENT OF TOTAL                                   APPRECIATION FOR
                                      SECURITIES     OPTIONS GRANTED TO    EXERCISE OR                   OPTION TERM (1)
                                      UNDERLYING     EMPLOYEES IN FISCAL    BASE PRICE    EXPIRATION   --------------------
NAME                               OPTIONS GRANTED          YEAR           (PER SHARE)       DATE         5%         10%
---------------------------------  ----------------  -------------------  --------------  -----------  ---------  ---------
J. Keith Johnson.................        5,000(2)              3.6%             6.00(3)       5/8/07   $  18,867  $  77,813

------------------------

(1) The 5% and 10% assumed annual compound rates of stock appreciation are mandated by the rules of the Securities and Exchange Commission (the "SEC") and do not represent the Company's estimate or projection of future Common Stock prices. The actual value realized may be greater or less than the potential realizable value set forth in the table.

(2) These options were granted to Mr. Johnson in May 1997 pursuant to the Company's 1997 Stock Option Plan and vest in five installments of 20% each and become fully vested five years after due date of grant.

(3) These options were granted at a price per share of $6.00, which was equal to the initial public offering price of the Company's Common Stock in its initial public offering and, accordingly, was at least equal to the fair market value of the Common Stock on the date of grant, as determined by the Board of Directors of the Company.

                      FISCAL YEAR-END OPTION VALUES TABLE

                                                     NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                    UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                                                  OPTIONS AT FISCAL YEAR-END    AT FISCAL YEAR-END(1)
                                                  --------------------------  --------------------------
NAME                                              EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
------------------------------------------------  -----------  -------------  -----------  -------------
J. Keith Johnson................................      36,141(2)       5,000    $  65,596        --

------------------------

(1) Based on the fair market value of the Common Stock of $5.375 per share as reported on the Nasdaq National Market on June 30, 1997.

(2) The Board of Directors accelerated the vesting of all outstanding options granted under the Employee Incentive Stock Option Plan effective upon completion of the Company's initial public offering in June 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 15, 1997 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's Named Executive Officers, directors and director nominees, and (iii) all of the current executive officers and directors of the Company as a group. The information contained in this table with respect to beneficial ownership reflects "beneficial ownership" as defined in Rule 13d-3 under the Exchange Act. Shares of Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual or group to acquire shares within 60 days after September 15, 1997 are treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual or group. Except as otherwise noted or pursuant to community property laws, each person has sole voting and sole investment power with respect to the shares shown. The address of each person listed is 12000 Aerospace Avenue, Suite 200, Houston, Texas 77034, except as otherwise indicated.

                                                                                 SHARES OF COMMON STOCK
                                                                                   BENEFICIALLY OWNED
                                                                                 -----------------------
                                                                                             PERCENTAGE
NAME                                                                               NUMBER     OWNERSHIP
-------------------------------------------------------------------------------  ----------  -----------
Ignatius W. Leonards...........................................................   1,900,000        50.8%
Byron M. Allen.................................................................     222,200         5.9
J. Keith Johnson(1)............................................................      39,249         1.0
Richard H. Roberson............................................................         400       *
Christopher J. Amenson ........................................................       2,000       *
  c/o SBS Technologies, Inc.
  2400 Louisiana Boulevard, NE
  AFC Building 5, Suite 600
  Albuquerque, New Mexico 87110
Myron J. Goins ................................................................      --          --
  200 North Main Street, Suite 301
  Greenville, South Carolina 29601
All executive officers and directors as a group (nine persons)(2)..............   2,236,455        58.2

------------------------

*   Less than 1% of the outstanding shares of the class.

(1) Includes 36,141 shares of Common Stock subject to currently exercisable options.

(2) Includes 102,807 shares of Common Stock subject to currently exercisable options granted to the executive officers of the Company, as a group.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Caroline Fontenot, the sister of Mr. Leonards, the Company's Chairman of the Board and Chief Executive Officer, lent the Company $75,000 on June 1, 1992, of which a balance of $43,693, bearing interest at the rate of 12% per annum, remained outstanding as of June 30, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K.

    (a)

    (1) Financial Statements. The financial statements filed as a part of this Annual Report on Form 10-K are listed in the "Index to Consolidated Financial Statements" on page F-1 hereof.

    (2) Financial Statement Schedules.

        The financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

    (3) Exhibits.

        The following exhibits are filed as a part of this Annual Report on Form 10-K.

     +3.1  Amended and Restated Articles of Incorporation of the Registrant.
      3.2  Amended and Restated Bylaws of the Registrant. (Incorporated by reference from Exhibit 3.3 to the Company's Form S-1 filed March 5, 1997, as amended, file no. 333-22801.)
     +4.1  Specimen certificate for the Common Stock of the Registrant.
    +10.1  IWL Communications, Incorporated Employee Incentive Stock Option Plan.
    +10.2  IWL Communications, Incorporated 1997 Stock Option Plan.
    +10.3  IWL Communications, Incorporated 1997 Director Stock Option Plan.
    *10.4  Telecommunications Equipment Lease Agreement dated as of June 1, 1997 between the Registrant and Diamond Offshore Company.##
    +10.5  Office Lease Agreement dated May 22, 1996, by and between Ellington Field,
             Ltd., a Texas limited partnership and the Registrant.
    +10.6  Authorized Distributor Agreement dated February 16, 1997, by and between
             Radio Frequency Systems, Inc., a Cablewave Systems Division, and the
             Registrant.#
    +10.7  License Agreement dated November 25, 1996, between Entergy Services, Inc.
             and the Registrant d/b/a IWL Connect.#
    +10.8  Memorandum of Understanding dated July 11, 1996, between Interstate
             FiberNet (IFN) operating on its behalf and on behalf of Entergy
             Technology Corporation and the Registrant.#
    +10.9  Satellite Information Network Service Agreement dated May 1, 1994, by and between the Registrant and the Information Telegraphy Agency of Russia
             ITAR-TASS.#
   +10.10  Reseller Agreement dated December 31, 1996, by and between Alcatel Network
             Systems, Inc. and the Registrant.#
   +10.11  Select Partner Agreement dated effective October 11, 1996, by and between
             Newbridge Networks, Inc. and the Registrant.#
   +10.12  Form of Service Agreement.
   +10.13  Lease Agreement dated November 18, 1996, by and between the Registrant and
             CLG, Inc.
   +10.14  License Agreement for Pole Attachments and/or Conduit Occupancy between
             BellSouth Telecommunications, Inc. and the Registrant.
   +10.15  Promissory Note dated September 20, 1996 payable by the Registrant to
             First Bank and Trust, Cleveland, Texas.

   +10.16  Loan Agreement and Security Agreement dated December 20, 1995 between the
             Registrant and Marine Midland Business Loans, Inc.
   +10.17  Promissory Note dated May 4, 1995 payable by the Registrant to Byron M.
             Allen.
   +10.18  Letter Agreement dated February 28, 1997, by and between the Registrant and Marine Midland Bank as successor-in-interest to Marine Midland
             Business Loans, Inc.
   +10.19  Reseller Agreement dated December 31, 1995, by and between Alcatel Network
             Systems, Inc. and the Registrant.#
   +10.20  Second Amendment to Loan and Security Agreement dated as of May 7, 1997, between the Registrant and Marine Midland Business Loans, Inc.
   +10.21  Commitment Letter dated May 20, 1997 for financing arrangements between the Registrant and Bank One, Texas, N.A.
   *10.22  Credit Agreement, dated August 1, 1997, executed by and between the
             Registrant and Bank One, Texas, N.A. ("Lender").
   *10.23  Promissory Note, dated August 1, 1997, in the principal amount of
             $822,000.00, executed by the Registrant, and made payable to Lender.
   *10.24  Promissory Note, dated August 1, 1997, in the principal amount of
             $605,000.00, executed by the Registrant, and made payable to Lender.
   *10.25  Collateral Assignment and Security Agreement, dated August 1, 1997, executed by Registrant, as assignor, and Lender, as assignee.
   *10.26  Revolving Credit Agreement, dated August 1, 1997, executed by and between the Registrant and Lender.
   *10.27  Promissory Note, dated August 1, 1997, in the principal amount of
             $5,000,000.00, executed by the Registrant, and made payable to Lender.
   *10.28  Security Agreement, dated August 1, 1997, executed by the Registrant, as debtor, and Lender, as secured party.
   *10.29  Amended and Restated Credit Agreement, dated August 28, 1997, executed by and between the Registrant and Lender.
   *10.30  Promissory Note, dated August 28, 1997, in the principal amount of
             $1,055,000.00, executed by the Registrant, and made payable to lender.
    *23.1  Consent of KPMG Peat Marwick LLP, independent auditors.
    *27.1  Financial Data Schedule.

------------------------

*   Filed herewith.

#  Confidential treatment has been granted.

+ Incorporated by reference from the exhibit of the same number in the Company's Form S-1 filed March 5, 1997, as amended, file no. 333-22801.

## Confidential treatment requested. A series of ***s have been inserted in this exhibit to indicate redactions in such exhibit for which confidential treatment has been requested. The redacted portions of this agreement have been separately filed with the Secretary of the Commission.

    (b) Reports on Form 8-K.

        No reports on Form 8-K were filed by the Registrant during the fiscal year ended June 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                IWL COMMUNICATIONS, INCORPORATED

                                By:           /s/ IGNATIUS W. LEONARDS
                                     -----------------------------------------
                                       Ignatius W. Leonards, Chief Executive
                                                      Officer
                                              Date: September 29, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.

                SIGNATURE                                     TITLE                              DATE
------------------------------------------  ------------------------------------------  ----------------------

         /s/ IGNATIUS W. LEONARDS           Chief Executive Officer, Chairman
    ---------------------------------         of the Board, and Director                    September 29, 1997
           Ignatius W. Leonards               (Principal Executive Officer)

            /s/ BYRON M. ALLEN
    ---------------------------------       President and Director                          September 29, 1997
              Byron M. Allen

         /s/ RICHARD H. ROBERSON            Chief Financial Officer and Director
    ---------------------------------         (Principal Financial and                      September 29, 1997
           Richard H. Roberson                Accounting Officer)

        /s/ CHRISTOPHER J. AMENSON
    ---------------------------------       Director                                        September 29, 1997
          Christopher J. Amenson

    ---------------------------------       Director                                        September   , 1997
              Myron J. Goins

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report..........................................................        F-2

Consolidated Balance Sheets at June 30, 1997 and 1996.................................        F-3

Consolidated Statements of Operations for the Years ended June 30, 1997, 1996 and
  1995................................................................................        F-4

Consolidated Statements of Stockholders' Equity for the Years ended June 30, 1997,
  1996 and 1995.......................................................................        F-5

Consolidated Statements of Cash Flows for the Years ended June 30, 1997, 1996 and
  1995................................................................................        F-6

Notes to Consolidated Financial Statements............................................        F-7

                          INDEPENDENT AUDITORS' REPORT

The Stockholders
IWL Communications, Inc. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of IWL Communications, Inc. and Subsidiaries (the Company) as of June 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IWL Communications, Inc. and Subsidiaries as of June 30, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Houston, Texas
September 9, 1997

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             JUNE 30, 1997 AND 1996

                                     ASSETS

                                                                                            1997          1996
                                                                                        ------------  ------------
Current assets:
  Cash and cash equivalents...........................................................  $  7,659,983  $    360,930
  Accounts receivable:
    Trade, less allowance for doubtful accounts of $100,936 and $74,513 respectively..     5,710,344     5,501,317
    Affiliate.........................................................................        67,074        73,234
    Other.............................................................................       116,020         7,172
  Notes receivable--trade, current portion............................................       --            230,429
  Inventory...........................................................................     1,856,617       851,380
  Costs and estimated earnings in excess of billings on uncompleted contracts.........       242,862       135,675
  Deferred tax asset--current.........................................................       242,317        74,659
  Prepaid expenses and deposits.......................................................       388,272       132,266
                                                                                        ------------  ------------
      Total current assets............................................................    16,283,489     7,367,062
                                                                                        ------------  ------------
Property, plant and equipment.........................................................    14,281,182     8,385,538
  Accumulated depreciation............................................................    (5,164,829)   (3,894,863)
                                                                                        ------------  ------------
      Net property, plant and equipment...............................................     9,116,353     4,490,675
                                                                                        ------------  ------------
Investment in unconsolidated subsidiary...............................................       428,374       297,153
Notes receivable--trade, noncurrent portion...........................................       --            112,118
Other assets..........................................................................       233,527       142,330
                                                                                        ------------  ------------
      Total assets....................................................................  $ 26,061,743  $ 12,409,338
                                                                                        ------------  ------------
                                                                                        ------------  ------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable--current portion......................................................  $    963,595  $    997,904
  Trade accounts payable and accrued expenses.........................................     5,436,445     3,907,185
  Customer deposits...................................................................        23,365       388,993
  Federal income taxes payable........................................................       --             37,418
  Deferred revenue--current portion...................................................        53,480       175,977
  Billings in excess of costs and estimated earnings on uncompleted contracts.........        85,553        48,892
                                                                                        ------------  ------------
      Total current liabilities.......................................................     6,562,438     5,556,369
                                                                                        ------------  ------------
Notes payable, noncurrent portion.....................................................     7,692,332     2,943,837
Deferred revenue, noncurrent portion..................................................       --             66,748
Deferred income taxes.................................................................       413,071       144,034
                                                                                        ------------  ------------
      Total liabilities...............................................................    14,667,841     8,710,988
                                                                                        ------------  ------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000,000 authorized, issued and outstanding
    3,677,816 and 2,225,008 shares in 1997 and 1996, respectively.....................        36,778        22,250
  Preferred stock, $.01 par value; 10,000,000 authorized, no shares issues and
    outstanding in 1997 and 1996......................................................       --            --
  Additional paid-in capital..........................................................     7,251,600       259,626
  Retained earnings...................................................................     4,105,524     3,416,474
                                                                                        ------------  ------------
      Total stockholders' equity......................................................    11,393,902     3,698,350
Commitment and contingencies
      Total liabilities and stockholders' equity......................................  $ 26,061,743  $ 12,409,338
                                                                                        ------------  ------------
                                                                                        ------------  ------------

          See accompanying notes to consolidated financial statements.

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                                        1997            1996            1995
                                                                   --------------  --------------  --------------
Sales:
  Telecom and carrier............................................  $   19,705,290  $   15,683,375  $   14,565,699
  Land mobile....................................................       2,995,512       1,558,858       1,228,375
  Product resales................................................       7,640,788      10,553,846        --
                                                                   --------------  --------------  --------------
    Total sales..................................................      30,341,590      27,796,079      15,794,074
Cost of sales (exclusive of items shown separately below)........     (14,709,249)    (10,743,266)     (9,639,347)
Cost of sales--product resales...................................      (7,027,061)     (9,672,078)       --
                                                                   --------------  --------------  --------------
    Gross profit.................................................       8,605,280       7,380,735       6,154,727
Selling expenses.................................................       1,140,953         842,038         862,183
General and administrative expenses..............................       4,704,302       4,257,067       3,537,004
Depreciation and amortization....................................       1,403,036       1,003,296         820,957
                                                                   --------------  --------------  --------------
    Income from operations.......................................       1,356,989       1,278,334         934,583
                                                                   --------------  --------------  --------------
Other income and (expense):
  Interest income................................................          20,374          46,300          52,036
  Interest expense...............................................        (534,218)       (316,412)       (296,299)
  Equity in earnings (loss) of unconsolidated subsidiary.........          81,221         (25,873)        105,829
  Gain from sale of assets.......................................          47,690          67,021          24,926
  Other..........................................................        --              --                 8,123
                                                                   --------------  --------------  --------------
    Total other income (expense).................................        (384,933)       (228,964)       (105,385)
                                                                   --------------  --------------  --------------
    Income before income taxes...................................         972,056       1,049,370         829,198
Income tax expense...............................................         283,006         315,708         293,557
                                                                   --------------  --------------  --------------
      Net income.................................................  $      689,050  $      733,662  $      535,641
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
Net income per share.............................................  $         0.30  $         0.33  $         0.24
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
Weighted average shares outstanding..............................       2,323,330       2,232,967       2,232,751
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

          See accompanying notes to consolidated financial statements.

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                                  COMMON STOCK                     ADDITIONAL
                                              ---------------------   PREFERRED     PAID-IN       RETAINED
                                                SHARES     AMOUNT       STOCK       CAPITAL       EARNINGS        TOTAL
                                              ----------  ---------  -----------  ------------  ------------  -------------
Balances at June 30, 1994...................   2,222,200  $  22,222   $  --       $    249,658  $  2,147,171  $   2,419,051
Net income..................................      --         --          --            --            535,641        535,641
                                              ----------  ---------       -----   ------------  ------------  -------------
Balances at June 30, 1995...................   2,222,200     22,222      --            249,658     2,682,812      2,954,692
Issuance of stock...........................       2,808         28      --              9,968       --               9,996
Net income..................................      --         --          --            --            733,662        733,662
                                              ----------  ---------       -----   ------------  ------------  -------------
Balances at June 30, 1996...................   2,225,008     22,250      --            259,626     3,416,474      3,698,350
Issuance of stock...........................       2,808         28      --              9,969       --               9,997
Proceeds from initial public common stock
  offering, net of expenses.................   1,450,000     14,500      --          6,982,005       --           6,996,505
Net income for the period...................      --         --          --            --            689,050        689,050
                                              ----------  ---------       -----   ------------  ------------  -------------
Balances at June 30, 1997...................   3,677,816  $  36,778   $  --       $  7,251,600  $  4,105,524  $  11,393,902
                                              ----------  ---------       -----   ------------  ------------  -------------
                                              ----------  ---------       -----   ------------  ------------  -------------

          See accompanying notes to consolidated financial statements.

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   YEARS ENDED JUNE 30, 1997, 1996, AND 1995

                                                                              1997         1996         1995
                                                                           -----------  -----------  -----------
Cash flows from operating activities:
  Net income.............................................................  $   689,050  $   733,662  $   535,641
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization........................................    1,403,036    1,003,296      820,957
    Gain from sale of assets.............................................      (47,690)     (67,021)     (24,926)
    Deferred income taxes................................................      101,379       (9,528)      78,903
    Equity in earnings (loss) of unconsolidated subsidiary...............      (81,221)      25,873     (105,829)
    Changes in operating assets and liabilities:
      Accounts receivable................................................     (311,715)  (3,903,405)    (296,166)
      Inventory..........................................................   (1,005,237)    (253,022)     374,297
      Costs and estimated earnings in excess of billings.................     (107,187)    (132,794)      (2,881)
      Prepaid expenses and deposits......................................     (256,006)         (58)     (43,997)
      Other assets.......................................................      (91,197)    (101,611)      32,274
      Trade accounts payable and accrued expenses........................    1,871,807    2,762,020     (640,238)
      Customer deposits..................................................     (365,628)     327,692     (118,485)
      Deferred revenue...................................................     (189,245)    (130,359)     177,296
      Billings in excess of costs and estimated earnings.................       36,661       48,892      --
      Federal income taxes payable.......................................      (37,418)      37,418      (90,559)
                                                                           -----------  -----------  -----------
        Net cash provided by operating activities........................    1,609,389      341,055      696,287
                                                                           -----------  -----------  -----------
Cash flows from investing activities:
  Purchase of property, plant, and equipment.............................   (6,052,544)  (1,492,487)  (1,585,103)
  Proceeds from disposal of property, plant, and equipment...............      119,210      201,550       70,525
  Proceeds from notes receivable.........................................      --           659,972      283,755
  Investment in unconsolidated subsidiary................................      (50,000)     --           --
                                                                           -----------  -----------  -----------
        Net cash used in investing activities............................   (5,983,334)    (630,965)  (1,230,823)
                                                                           -----------  -----------  -----------
Cash flows from financing activities:
  Proceeds from debt.....................................................    5,912,609    8,352,398    2,350,729
  Debt payments..........................................................   (1,236,116)  (8,002,183)  (1,496,470)
  Proceeds from issuance of common stock.................................    6,996,505        9,996      --
  Decrease in cash overdraft.............................................      --           --           (29,094)
                                                                           -----------  -----------  -----------
        Net cash provided by financing activities........................   11,672,998      360,211      825,165
                                                                           -----------  -----------  -----------
Net increase in cash for period..........................................    7,299,053       70,301      290,629
Cash and cash equivalents at beginning of period.........................      360,930      290,629      --
                                                                           -----------  -----------  -----------
Cash and cash equivalents at end of period...............................  $ 7,659,983  $   360,930  $   290,629
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest.................................  $   509,931  $   298,546  $   317,404
  Cash paid during the year for income taxes.............................      320,424      150,866      367,267
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------
Supplemental schedule of noncash investing activities:
  Conversion of accounts receivable to notes receivable..................  $   --       $   395,637  $   331,983
  Offset of notes receivable in lieu of accounts payable to vendor.......      342,547      --           --
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

          See accompanying notes to consolidated financial statements.

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       YEARS ENDED JUNE 30, 1997 AND 1996

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF BUSINESS

    The Company provides communications solutions to customers with operations in remote, difficult-access regions and in areas around the world where government deregulation has created new market opportunities. The Company delivers communications services to its customers by utilizing a broad range of analog and digital technologies, including satellite, microwave radio, conventional two-way radio and fiber optic cable. The Company has operations in Friendswood and Houston, Texas, New Orleans and Lafayette, Louisiana and Moscow, Russia.

    BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of IWL Communications, Inc. and its wholly-owned subsidiaries, Spacelink Systems, Inc., Spacelink Systems FSC, Inc. and IWL Communications Ltd. (Russia). All material intercompany accounts and transactions have been eliminated. The Company's investment in and operating results of Kenwood Systems Group, which is a 50% owned entity, are included in the accompanying financial statements on the basis of the equity method of accounting.

    CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

    CONCENTRATION OF CREDIT RISK

    The company performs credit evaluations of its customers, but does not require collateral.

    MAJOR CUSTOMERS AND SUPPLIES

    For the year ended June 30, 1997, approximately $9,818,000 (32%) of the Company's sales were from one customer. At June 30, 1997, accounts receivable--trade included balances of approximately $880,100 and $594,200 from two of the Company's major customers.

    The majority of these sales ($7,640,800) were attributable to a one-time project, which includes a significant equipment resale component, that the Company substantially completed in 1997, and, therefore, is not expected to contribute in a material manner to the Company's revenue in future periods.

    The Company purchases substantially all of its telecommunciations equipment for use in the oil and gas industry from one supplier pursuant to an exclusive distributorship agreement.

    INVENTORY

    Inventory substantially consists of parts and equipment held for resale. Inventory that can be specifically identified using a unique identification number is stated at the lower of specific cost or market. Inventory that cannot be specifically identified is stated at the lower of cost or market where cost is determined using the first in--first out method. Market value, in all cases, represents the lower of replacement cost or net realizable value.

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    PROPERTY, PLANT AND EQUIPMENT/DEPRECIATION

    Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as indicated below:

Buildings and improvements..............................  7-31 years
Vehicles................................................     5 years
Furniture and fixtures..................................   5-7 years
Leasehold improvements..................................  Lease term
Equipment for rent/lease................................  7-10 years
Computers, office and test equipment....................   5-7 years

    Significant expenditures that add materially to the utility or useful lives of property, plant and equipment are capitalized. All other maintenance and repair costs are charged to current operations. The cost and related accumulated depreciation of assets replaced, retired or otherwise disposed of are eliminated from the property accounts and any gain or loss is reflected as other income and expense.

    REVENUE RECOGNITION

    The Company provides services such as telecom and carrier services and land mobile services whose revenue is recognized based on the monthly service provided. Lease revenues from equipment rentals are recorded over the life of the lease contract. Communication systems contracts are typically fixed price and revenue is recognized based on the percentage-of-completion method, primarily based on contract cost incurred to date compared with total estimated contract costs. Costs and estimated earnings or losses, if any, recognized in excess of amounts billed are classified as current assets. It is anticipated that the incurred costs associated with work in progress at the end of the respective periods will be billed and collected within the next year. Amounts received from clients in excess of revenues recognized to date are classified as current liabilities.

    The following are components of revenues for the respective periods:

                                                      1997           1996           1995
                                                  -------------  -------------  -------------
Service revenue.................................  $  14,707,698  $  10,711,342  $  10,004,504
Rental revenue..................................      7,993,104      6,530,891      5,789,570
Product resales revenue.........................      7,640,788     10,553,846       --
                                                  -------------  -------------  -------------
                                                  $  30,341,590  $  27,796,079  $  15,794,074
                                                  -------------  -------------  -------------
                                                  -------------  -------------  -------------

    Both telecom and carrier and landmobile revenues are comprised of service and rental activities.

    STOCK OPTION PLAN

    Prior to July 1, 1996, the Company accounted for its stock option plan in accordance with the provision of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123 commencing in its June 30, 1997 financial statements. The effect of applying the requirements of SFAS No. 123 is not considered to be material to the financial statements.

    INCOME TAXES

    The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse.

    The provision for income taxes includes federal, foreign, state and local income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities.

    FAIR VALUE

    The Company believes that the carrying amounts of its financial instruments included in current assets and current liabilities approximate the fair value of such items due to their short-term nature. The carrying amount of long-term notes payable approximates their fair value because interest rates approximate market.

    ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare this balance sheet in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

    NET INCOME PER SHARE

    Net income per common share is based on the weighted average number of common stock outstanding during the respective periods adjusted for common stock equivalents when dilutive and significant except as described below. Pursuant to certain Securities and Exchange Commission (SEC) Staff Accounting Bulletins, common stock issued for consideration below the initial public offering (IPO) price and stock options and warrants granted with exercise prices below the IPO price during the 12-month period prior to the date of the initial filing of the Registration Statement, even when antidulitive, have been included in the calculation of net income per share, using the treasury stock method based on the IPO price, as if they were outstanding for all periods presented prior to their issuance or grant.

    Fully diluted earnings per share are not presented for 1997, 1996 and 1995 because they do not materially differ from primary earnings per share.

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    On November 1, 1995, the Board of Directors declared a two hundred-for-one common stock split effective November 1, 1995. All share amounts and numbers of shares have been restated to reflect the stock split.

(2) NOTES RECEIVABLE

    Notes receivable due from customers on the sale of communications equipment at June 30, 1997 and 1996 were as follows:

                                                                              1997        1996
                                                                            ---------  ----------
Note dated May 1, 1996, at 10.5% interest, with the first 12 monthly payments of principal and interest of $18,243, and the next 24 monthly
  payments of principal and interest of $5,377............................  $  --      $  297,352
Note dated November 16, 1994, at 12.5% interest, with 24 fixed monthly
  payments of principal and interest of $9,461............................     --          45,195
                                                                            ---------  ----------
                                                                               --         342,547
  Less current portion....................................................     --         230,429
                                                                            ---------  ----------
                                                                            $  --      $  112,118
                                                                            ---------  ----------
                                                                            ---------  ----------

(3) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                                          1997         1996
                                                                      ------------  ----------
Costs incurred on uncompleted contracts.............................  $    958,295  $  271,100
Estimated earnings..................................................       315,106     127,332
                                                                      ------------  ----------
                                                                         1,273,401     398,432
Less billings to date...............................................     1,116,092     311,649
                                                                      ------------  ----------
                                                                      $    157,309  $   86,783
                                                                      ------------  ----------
                                                                      ------------  ----------

    Included in accompanying balance sheets under the following captions:

Costs and estimated earnings in excess of billings on
  uncompleted contracts.................................  $ 242,862  $ 135,675
Billings in excess of costs and estimated earnings on
  uncompleted contracts.................................    (85,553)   (48,892)
                                                          ---------  ---------
                                                          $ 157,309  $  86,783
                                                          ---------  ---------
                                                          ---------  ---------

(4) INVESTMENT IN KENWOOD SYSTEMS GROUP

    The Company owns 50% of the voting common stock of Kenwood Systems Group, Inc. (KSG), a California corporation. The remaining 50% of the voting common stock is owned by Kenwood Americas Corporation (KAC). The Company and KAC are the original owners of KSG which began operations on

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

(4) INVESTMENT IN KENWOOD SYSTEMS GROUP (CONTINUED)
May 1, 1994. KSG engineers and fabricates turnkey solutions of 800 and 900 Mhz truck radio systems under the Kenwood brand name.

    The investment is recorded using the equity method in which the original investment, adjusted for the Company's proportionate share of KSG's income, losses and dividend distributions, is recorded as a long-term investment. The Company's original investment in KSG was $200,000. An additional investment of $50,000 was made during the year ended June 30, 1997. The Company's proportionate share of KSG's (losses)/earnings for the years ended June 30, 1997 and 1996 were $81,221 and $(25,873), respectively.

    The Company receives a management fee from KSG equal to 2% of gross sales that is paid quarterly. For the years ended June 30, 1997 and 1996, the Company earned a management fee of $82,476 and $58,253, respectively. In addition, KSG is covered by worker's compensation, property, medical, dental and general liability insurance policies maintained by the Company. KSG also purchases various supplies and computer equipment from the Company from time to time. Employees of KSG are eligible to participate in a 401(k) plan maintained by the Company. Billings by the Company to KSG for the year ended June 30, 1997 for insurance, supplies, equipment and management fees totaled approximately $199,000. At June 30, 1997 and 1996, $67,074 and $73,234, respectively, is included on the accompanying balance sheet as account receivable--affiliate which is due from KSG.

    Pertinent financial data (unaudited) of KSG, for the years ended June 30, 1997 and 1996 is as follows:

                                                                        1997          1996
                                                                    ------------  ------------
Total assets......................................................  $  1,812,491  $  1,248,217
                                                                    ------------  ------------
                                                                    ------------  ------------
Stockholders' equity..............................................  $    869,745  $    594,307
                                                                    ------------  ------------
                                                                    ------------  ------------
Revenues..........................................................  $  4,121,335  $  2,912,637
                                                                    ------------  ------------
                                                                    ------------  ------------
Net earnings (loss)...............................................  $    159,115  $    (51,746)
                                                                    ------------  ------------
                                                                    ------------  ------------

(5) ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The activity is the allowance for doubtful accounts is as follows:

                                                  BALANCE AT   CHARGED TO    WRITE-OFFS    BALANCE AT
                                                   BEGINNING    COSTS AND      NET OF      THE END OF
                                                   OF PERIOD    EXPENSES     RECOVERIES      PERIOD
                                                  -----------  -----------  -------------  ----------
Year ended June 30, 1995........................   $  85,000    $  29,510    $   (86,529)  $  (27,981)
Year ended June 30, 1996........................      27,981       46,532        --            74,513
Year ended June 30, 1997........................      74,513       26,423        --           100,936

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

(6) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at June 30, 1997 and 1996 was as follows:

                                                                       1997           1996
                                                                   -------------  ------------
Assets:
  Land...........................................................  $      41,046  $     41,046
  Equipment for rent/lease.......................................     10,678,277     6,355,557
  Building and improvements......................................        767,327       456,355
  Computer, office and test equipment............................      1,919,700       889,326
  Vehicles.......................................................        570,716       475,353
  Furniture and fixtures.........................................        304,116       167,901
                                                                   -------------  ------------
                                                                      14,281,182     8,385,538
Accumulated depreciation and amortization:
  Equipment for rent/lease.......................................      4,285,492     3,316,813
  Building and improvements......................................        170,631       144,548
  Computer, office and test equipment............................        268,159       100,283
  Vehicles.......................................................        306,219       234,601
  Furniture and fixtures.........................................        134,328        98,618
                                                                   -------------  ------------
                                                                       5,164,829     3,894,863
                                                                   -------------  ------------
Net property, plant and equipment................................  $   9,116,353  $  4,490,675
                                                                   -------------  ------------
                                                                   -------------  ------------

(7) SEGMENT AND GEOGRAPHIC INFORMATION

    The Company operates in one industry segment: provision of advanced communication solutions. The Company markets and sells its products and services in the United States and in foreign countries through its direct sales organization.

    The following table presents information about the Company by geographic area. Export sales and certain income and expense items are reported in the geographic area where the transaction originates. Substantially all identifiable assets of the Company are held in the United States.

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

(7) SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)
    All significant transactions and agreements of the Company are conducted in U.S. dollars; therefore, no foreign currency translation gains or losses are included in the accompanying financial statements.

                                                          NORTH
                                                         AMERICA    RUSSIA       OTHER       TOTAL
                                                        ---------  ---------  -----------  ---------
                                                                       (IN THOUSANDS)
For the year ended June 30,
  1997:
    Revenues..........................................  $  27,457  $   2,323   $     562   $  30,342
    Operating income (loss)...........................        578        555         224       1,357
    Identifiable assets...............................     26,062     --          --          26,062
  1996:
    Revenues..........................................     25,306      2,281         209      27,796
    Operating income (loss)...........................        908        436         (66)      1,278
    Identifiable assets...............................     12,409     --          --          12,409
  1995:
    Revenues..........................................     11,956      3,262         576      15,794
    Operating income (loss)...........................        520        190         225         935
    Identifiable assets...............................      8,232     --          --           8,232

(8) NOTES PAYABLE AND FINANCING ARRANGEMENTS

    Borrowing under the Company's credit facility and long-term notes payable at June 30, 1997 and 1996 consists of the following:

                                                                                  1997          1996
                                                                              ------------  ------------
Borrowings under a revolving credit facility, bearing interest at prime plus
  .75% (9.25% at June 30, 1997), due in December 1998, secured by specific underlying accounts receivable, equipment and inventory. Maximum borrowings are $4,500,000 under the facility. The weighted average interest rate was 9.25% for the year ended June 30, 1997..................  $  4,521,024  $  1,426,598
Note payable to bank, principal and interest due monthly in the amount of
  $22,500, interest at 9.0% due in November 2001, secured by specific
  underlying equipment. ....................................................     1,192,500       --
Note payable to financing company, principal and interest due monthly in the amount of $9,200, interest at 6.75%, due in June 2007, secured by specific
  underlying equipment. ....................................................       801,248       --
Note payable to bank, principal due monthly in the amount of $15,833, plus interest at prime plus .75% (9.75% at June 30, 1997), due in December
  1998, secured by specific underlying equipment. ..........................       680,839       870,835

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

(8) NOTES PAYABLE AND FINANCING ARRANGEMENTS (CONTINUED)

                                                                                  1997          1996
                                                                              ------------  ------------
Note payable to bank, principal due monthly in the amount of $24,306, plus interest at prime plus 1% (9.5% at June 30, 1997), due in December 1997, secured by specific underlying accounts receivable, equipment and
  inventory. ...............................................................  $    101,598  $    440,233
Note payable to leasing company, principal and interest due monthly in the amount of $13,699, interest at 10.7%, due in February 1998, secured by
  specific underlying equipment. ...........................................       102,428       247,040
Note payable to mortgage company, varying principal and interest due monthly
  ($1,669 at June 30, 1997), principal and interest adjusted quarterly to prime plus 2.5% (11.0 % at June 30, 1997), due in April 2015, secured by
  specific underlying property. ............................................       182,702       185,462
Note payable to leasing company, principal and interest due monthly in the amount of $5,595, interest at 9%, due in December 1998, secured by
  specific underlying equipment. ...........................................        94,069       149,963
Note payable to finance company, principal and interest due monthly in the amount of $3,180, interest at 10.2%, due in February 2000, secured by
  specific underlying equipment. ...........................................        81,655       108,657
Note payable to bank, principal due monthly beginning July 1, 1997 in the amount of 2.1% of the amount outstanding plus interest at prime plus .75%
  (9.25% at June 30, 1997), due in December 1998, secured by specific
  underlying equipment and inventory. ......................................       500,000        90,473
Note payable to bank, principal due monthly in the amount of $10,556 plus
  interest at prime plus 1%. Note was fully paid in February 1997. .........       --             84,444
Note payable to leasing company, principal and interest due monthly in the amount of $4,831, interest at 10%, due in December 1997, secured by
  specific underlying equipment. ...........................................        32,272        84,210
Note payable to finance company, principal and interest due monthly in the amount of $1,916, interest at 8.8%, due in June 1999, secured by specific
  underlying equipment. ....................................................        37,258        56,203
Notes payable to individuals, who are employees and relatives of the principal shareholder, principal and interest due monthly in the amount of
  $4,296, interest rates ranging from 9% - 12%, due in August 2001,
  unsecured. ...............................................................        43,693        54,818
Note payable to bank, principal and interest due monthly in the amount of
  $8,959, interest at 6.98%, due in December 1996, secured by a certificate
  of deposit. ..............................................................       --             52,694
Note payable to benefit plan, principal and interest due monthly in the
  amount of $5,500, interest at 10%, due in February 1997, unsecured. ......       --             43,399

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

(8) NOTES PAYABLE AND FINANCING ARRANGEMENTS (CONTINUED)

                                                                                  1997          1996
                                                                              ------------  ------------
Notes payable to bank, principal and interest due monthly in the amount of
  $1,090, interest at 8.5%, due in March 1998, secured by vehicles. ........  $      7,885  $     19,735
Note payable to finance company, principal and interest due monthly in the amount of $499, interest at 12.1%, due in June 1999, secured by specific
  underlying equipment. ....................................................        10,652        14,777
Notes payable to finance company, principal and interest due monthly in the amount of $3,520, interest at 8.5%, due in September 1999, secured by
  specific underlying equipment. ...........................................        83,589       --
Note payable to bank, principal and interest due monthly in the amount of
  $1,220, interest at prime plus .75% (9.25% at June 30, 1997), due in
  December 1998, secured by specific underlying property. ..................       168,198       --
Other.......................................................................        14,317        12,200
                                                                              ------------  ------------
                                                                                 8,655,927     3,941,741
Less current portion........................................................       963,595       997,904
                                                                              ------------  ------------
  Total long-term debt......................................................  $  7,692,332  $  2,943,837
                                                                              ------------  ------------
                                                                              ------------  ------------

    The following is a summary of maturities of notes payable and financing arrangements at June 30, 1997 during the next five years:

YEAR ENDED
JUNE 30,
----------------------------------------------------------------------
1998..................................................................  $    963,595
1999..................................................................     5,694,148
2000..................................................................       580,759
2001..................................................................       484,365
2002..................................................................       210,454
Thereafter............................................................       722,606
                                                                        ------------
  Total...............................................................  $  8,655,927
                                                                        ------------
                                                                        ------------

    The Company's revolving credit facility (the Revolver) allows the Company to borrow the lessor of (i) 4.5 million or (ii) eighty percent of the receivables borrowing base (as defined) plus the lessor of $500,000 or the amount of the inventory borrowing base (as defined). Interest rate on the borrowings under the Revolver is at prime plus .75% (9.25% at June 30, 1997), and a fee of .5% is charged on any unused portion of the Revolver, which was $190,034 at June 30, 1997. The Revolver is secured by specific underlying accounts receivable, equipment and inventory. The revolver provides for certain reporting and financial covenants including minimum net worth and maximum debt to net worth requirements. The Company was in compliance with such covenants at June 30, 1997.

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

(8) NOTES PAYABLE AND FINANCING ARRANGEMENTS (CONTINUED)

    Under the terms of the Company's revolving credit facility, the Company may not pay dividends without prior consent of the lending bank.

    The Company capitalized financing costs of $54,764 for the year ended June 30, 1997 and is amortizing such costs over the life of the respective loan. These financing costs are included in other assets on the balance sheet. Amortization expense for the year ended June 30, 1997 amounted to $18,252.

(9) INCOME TAXES

    Income tax expense attributable to income consists of:

                                                                        1997        1996        1995
                                                                     ----------  ----------  ----------
United States Federal
  Current income tax expense.......................................  $   59,989     175,404     214,654
  Deferred income tax expense......................................      81,607      (9,528)     78,903
Foreign--current income tax expense................................     141,410     149,832      --
                                                                     ----------  ----------  ----------
                                                                     $  283,006     315,708     293,557
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------

    Foreign income tax expense results from taxes withheld on sales related to the Russian operations. Operating income from such operations for the years ended June 30, 1997 and 1996 were $555,000 and $436,000, respectively.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1997 and 1996 are presented below:

                                                                                   1997         1996
                                                                                -----------  -----------
Deferred tax assets:
  Accounts receivable, due to allowance for doubtful accounts.................  $    34,318       25,335
  Accrued vacation pay........................................................       27,200       30,497
  Deferred revenue............................................................       12,467       41,521
  Alternative minimum tax credit carryforward.................................      105,267       74,918
  Foreign tax credit..........................................................       63,066      --
  Equity in losses of affiliates..............................................      --             8,796
                                                                                -----------  -----------
    Total deferred tax assets.................................................      242,318      181,067
Deferred tax liabilities:
  Property, plant and equipment...............................................     (381,170)    (250,442)
  Equity in income of affiliates..............................................      (12,130)     --
                                                                                -----------  -----------
    Total deferred tax liabilities............................................     (393,300)    (250,442)
                                                                                -----------  -----------
    Net deferred tax liability................................................  $  (150,982)     (69,375)
                                                                                -----------  -----------
                                                                                -----------  -----------

    There was no valuation allowance on deferred tax assets as of June 30, 1997 and 1996, as management has determined that it is more likely than not that these tax assets will be utilized.

    The Company also has alternative minimum tax credit carryforwards of $105,267 at June 30, 1997 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

(9) INCOME TAXES (CONTINUED)
    The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following:

                                                                        1997        1996        1995
                                                                     ----------  ----------  ----------
Income tax provision at 34%........................................  $  330,499     356,789     281,927
Expenses not deductible for tax purposes...........................       6,463      11,990      11,630
Effect of foreign operations, including foreign tax credits........     (53,956)    (53,071)     --
                                                                     ----------  ----------  ----------
Actual income tax provision........................................  $  283,006     315,708     293,557
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------
Effective tax rate.................................................       29.1%       30.1%       35.4%
                                                                     ----------  ----------  ----------
                                                                     ----------  ----------  ----------

(10) EMPLOYEE BENEFITS

    The Company has a 401(k) profit sharing plan covering employees with six or more months of tenure. The plan allows employee contributions of zero to 15% of applicable employee wages. The Company makes matching contributions to the plan as a percentage of the employee's contribution. The Company's contribution is subject to the employee meeting certain vesting requirements. The Company's net contributions to the plan (after forfeitures) for the years ended June 30, 1997, 1996 and 1995 were $15,035, $30,287 and $23,367, respectively.

(11) INCENTIVE STOCK OPTION PLANS

    During the year ended June 30, 1996, the Company adopted an Employee Incentive Stock Option Plan (the Plan). The Plan provides for the granting of a maximum of 258,600 options to purchase shares of common stock to key employees of the Company. The option price per share may not be less than the fair market value of a share on the date the option is granted. Options generally vest at the rate of 20% per year over a five year period, however, the Board at its discretion may accelerate the vesting schedule. All options under the Plan granted on or prior to the IPO date, June 12, 1997, vested in full on the offering date. Stock options will expire ten years from the date of grant.

    For the year ended June 30, 1997, there were options for 160,614 shares granted under the Plan with an option price ranging from $3.56 to $4.49. All options granted were outstanding and exercisable at June 30, 1997. On June 30, 1997, there were 97,986 additional shares available for grant.

    The Company adopted a 1997 Stock Option Plan and a 1997 Director Stock Option Plan in February 1997 (the Plans). Options granted under the 1997 Stock Option Plan may be either Incentive Stock Options or non-statutory stock options under the Code. Incentive Stock Options may be granted under the 1997 Stock Option Plan to any person who is an officer or other employee of the Company or any of its subsidiaries. A total of 300,000 shares of Common Stock have been reserved for issuance upon the exercise of options which may be granted under the 1997 Stock Option Plan.

    The 1997 Director Stock Option Plan was adopted to encourage ownership of the Company by eligible non-employee directors. All options granted will be non-qualified and not eligible for treatment as Incentive Stock Options under
Section 422 of the Code. A total of 100,000 shares of Common Stock have been reserved for issuance under the 1997 Director Option Plan.

    For the year ended June 30, 1997, there were options for 129,900 shares granted under the 1997 Stock Option and 1997 Director Stock Option Plans with an option price of $6.00. All options granted were

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

(11) INCENTIVE STOCK OPTION PLANS (CONTINUED) outstanding and none were exercisable at June 30, 1997. On June 30, 1997, there were 270,100 additional shares available for grant under the Plans.

    The per share weighted-average value of stock options granted during 1997 and 1996 was $.35 and $.24, respectively, on the date of grant, using the Black Scholes model with the following assumptions: risk-free interest rate of 5.77% for the 1996 options and 5.89% for the 1997 options, expected life of 2 to 3 years, expected volatility of 22%, and no expected dividend yield.

    The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below:

                                                                                      1997       1996
                                                                                    ---------  ---------
                                                                                       (IN THOUSANDS,
                                                                                      EXCEPT PER SHARE
                                                                                           DATA)
Net income (loss)
  As reported.....................................................................        689        734
  Pro Forma.......................................................................        592        729
Earnings (loss) per share
  As reported.....................................................................        .30        .33
  Pro Forma.......................................................................        .25        .33

    At June 30, 1997 the range of exercise prices and weighted-average remaining contractual life of outstanding options was $3.56 - $6.00 and 9.27 years, respectively. Stock option activity during the periods indicated is as follows:

                                                                             NUMBER OF   WEIGHTED-AVERAGE
                                                                              SHARES      EXERCISE PRICE
                                                                            -----------  -----------------
Balance at June 30, 1996..................................................     152,836       $    3.59
  Granted.................................................................     137,678            5.90
                                                                            -----------          -----
Balance at June 30, 1997..................................................     290,514       $    4.68
                                                                            -----------          -----
                                                                            -----------          -----

(12) LEASE CONTRACTS

    The Company provides telecommunications services to various customers under operating leases with typical terms of one to five years. The services may include communications equipment, line/satellite charges and/or maintenance charges. These leases impose certain obligations on both the lessor and lessee which must be met during the term of the lease.

    A significant portion of these services requires that the Company have access to international communication satellites. The Company has contracted with a Russian entity for rights to access its portion of an international communications satellite. The Company has agreed to pay a recurring monthly fee to the entity based on the amount of satellite space segment utilized by each lessee. Additionally, the Company has sold communication equipment to the entity. The Company utilizes those facilities to

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

(12) LEASE CONTRACTS (CONTINUED)
provide communication services to various United States energy oil and gas companies and other customers doing business in Russia.

    The following is a summary of the expected revenue to be earned during the next five years by the Company on lease agreements executed on or before June 30, 1997:

YEAR ENDED
JUNE 30,
--------------------------------------------------------------------------------
1998............................................................................  $  1,186,526
1999............................................................................     3,838,991
2000............................................................................     1,674,693
2001............................................................................     1,225,222
2002............................................................................       819,756
Thereafter......................................................................       862,741
                                                                                  ------------
  Total.........................................................................  $  9,607,929
                                                                                  ------------
                                                                                  ------------

(13) COMMITMENTS

    The Company leases office space, equipment and communication services for its operations under leases expiring through 2004. Rental expense under the leases for the years ended June 30, 1997, 1996 and 1995 was $896,354, $555,033 and $348,184, respectively.

    Future minimum lease payments as of June 30, 1997 are as follows:

YEAR ENDED
JUNE 30,
--------------------------------------------------------------------------------
1998............................................................................  $  2,065,003
1999............................................................................     1,594,869
2000............................................................................     1,330,536
2001............................................................................     1,064,428
2002............................................................................       915,884
Thereafter......................................................................       545,974
                                                                                  ------------
  Total.........................................................................  $  7,516,694
                                                                                  ------------
                                                                                  ------------

(14) STOCKHOLDERS' EQUITY

    (A) PREFERRED STOCK

    The Company has authorized 10,000,000 shares of preferred stock which may be issued by the Board of Directors in one or more series and the Board is authorized to fix the designations, relative powers, preferences, rights, qualifications, limitations and restrictions of all shares of each of such series, including without limitation dividend rates, preemptive rights, conversion rights, voting rights, redemption and sinking fund provisions, liquidation preferences and the number of shares constituting each such series, without any further vote or action by the shareholders. The Company's Articles of Incorporation grant the Board of Directors power to establish the rights, preferences and privileges of authorized and unissued preferred stock. The issuance of shares of preferred stock pursuant to the Board of Director's authority

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

(14) STOCKHOLDERS' EQUITY (CONTINUED)
described above could decrease the amount of earnings and assets available for distribution to holders of common stock.

    (B) COMMON STOCK

    The Company amended and restated its Articles of Incorporation to restate the common stock authorized, issued and outstanding from no par value to a $0.01 par value per common share. All share amounts have been restated to reflect this amendment.

    The Company completed an initial public offering (IPO) of common stock on June 12, 1997, issuing 1,450,000 shares at $6.00 per share. The proceeds, net of commissions and expenses, from this IPO totaled $6,996,505.

    (C) REPRESENTATIVE'S WARRANT

    The Company agreed to sell to the Representative or its designees, for nominal consideration, the Representative's Warrant to purchase up to 145,000 shares of Common Stock as an exercise price equal to 120% of the IPO price. The Representative has certain demand and "piggy-back" registration rights that may require the Company to register for resale the shares of Common Stock issuable under the Representative's Warrant. The Representative's Warrant is exercisable for a period of four years, beginning June 12, 1998.

(15) SUBSEQUENT EVENTS

    (A) EXERCISE OF OPTIONS

    On July 27, 1997, the overallotment for 100,000 common shares granted by the selling shareholder was exercised. The overallotment for an additional 62,495 common shares granted by the Company was exercised on the same date. Proceeds, net of commissions totaled $337,573. The Company did not receive any proceeds from the options granted by the selling shareholder. The remaining 55,005 common shares subject to overallotment expired on July 27, 1997.

    (B) FINANCING ARRANGEMENTS

    In August 1997, the Company entered into a secured revolving line of credit (Working Capital Loan) and a secured guidance line of credit (Guidance Line) from Bank One, Texas, N.A. The maximum amount of the Working Capital Loan is $5.0 million subject to a borrowing base based on accounts receivable and inventory. The proceeds of the Working Capital Loan are to be used for working capital needs and general corporate purposes. Proceeds of the Working Capital Loan were used initially to extinguish the Company's current revolving credit facility (note 8). The maximum amount of the Guidance Loan is $5.0 million and the proceeds will be used to finance the Company's purchase and subsequent lease of communications equipment. The interest rate on both lines is at the Company's option, Bank One's base rate or 30, 60 or 90 day adjusted LIBOR plus 2.40%. The interest rate is subject to adjustment as specified in the loan agreement. The entire unpaid principal balance and accrued and unpaid interest for the Working Capital Loan will be due on October 31, 1998 and for the Guidance Loan will be due on May 1, 1998. The credit agreement prohibits the payment of dividends without prior approval of the lender and requires the Company to maintain certain covenants and financial ratios including working capital and net worth ratios. The definitive credit agreement prohibits certain changes in the Company's basic business or in its Chief Executive Officer, Chief Financial Officer and President positions, without prior lender approval.