Form 10-Q
period 1997-09-30
IWL COMMUNICATIONS INC
filed 1997-11-14
CIK 1028299

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                              ----------------

                                  FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
    For the Quarterly Period Ended September 30, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

               For the transition period from __________ to __________

                       Commission File Number  0-22293


                       IWL COMMUNICATIONS, INCORPORATED
            (Exact name of registrant as specified in its charter)


               TEXAS                                    76-0043882
  (State or Other Jurisdiction of                    (I.R.S. Employer
   Incorporation or Organization)                   Identification No.)


12000 Aerospace Avenue, Suite 200
Houston, Texas                                            77034
(Address of Principal Executive Offices)                (Zip Code)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (281) 482-0289

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes [X]  No [  ]

COMMON STOCK, $0.01 PAR VALUE                    3,754,230
    (Title of Each Class)              (Number of Shares Outstanding at
                                             October 31, 1997)

                           IWL COMMUNICATIONS, INCORPORATED
                                      FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                        INDEX
                                                                           PAGE
                                                                          NUMBER
PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheets at September 30, 1997 and June 30, 1997   3

         Consolidated Statements of Operations for the Three Months Ended
         September 30, 1997 and 1996                                           4

         Consolidated Statements of Cash Flows for the Three Months Ended
         September 30, 1997 and 1996                                           5

         Notes to Consolidated Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           10

PART 2.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    11

Item 2.  Changes in Securities and Use of Proceeds                            11

Item 6.  Exhibits and Reports on Form 8-K                                     11

         SIGNATURES                                                           12

                      IWL COMMUNICATIONS, INC.  AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                               ASSETS
                                                     September 30,    June 30,
                                                          1997          1997
                                                     ------------    ----------
 Current assets:
 Cash and cash equivalents .......................    $ 4,650,365   $ 7,659,983
 Accounts receivable
 Trade, less allowance for doubtful accounts of
   $118,588 and $100,936 respectively ...........       5,555,838     5,710,344
 Affiliate ......................................          56,972        67,074
 Other ..........................................         128,956       116,020
 Notes receivable-trade, current portion ........               0             0
 Inventory ......................................       3,599,483     1,856,617
 Costs and estimated earnings in excess of
   billings on uncompleted contracts ............         182,179       242,862
 Deferred tax asset-current .....................         242,317       242,317
 Prepaid expenses and deposits ..................         500,287       388,272
                                                      -------------------------
 Total current assets ...........................      14,916,397    16,283,489
 Property, plant and equipment ..................      15,051,412    14,281,182
 Accumulated depreciation .......................      (5,568,184)   (5,164,829)
 Net property, plant and equipment ..............       9,483,228     9,116,353
 Investment in unconsolidated subsidiary ........               0       428,374
 Notes receivable-trade, noncurrent portion .....               0             0
 Other assets ...................................         306,422       233,527
 Total assets ...................................     $24,706,047   $26,061,743

                    LIABILITIES AND STOCKHOLDERS  EQUITY

 Current liabilities:
 Notes payable-current portion .................      $ 1,504,610   $   963,595
 Trade accounts payable and accrued expenses ...        3,554,402     5,436,445
 Customer deposits .............................           23,365        23,365
 Federal income taxes payable ..................           95,695             0
 Deferred revenue-current portion ..............           27,628        53,480
 Billings in excess of costs and estimated
   earnings on uncompleted contracts ...........                0        85,553
                                                      -------------------------
 Total current liabilities .....................        5,205,700     6,562,438
 Notes payable, noncurrent portion .............        7,185,238     7,692,332
 Deferred revenue, noncurrent portion ..........                0             0
 Deferred income taxes .........................          413,071       413,071
                                                      -------------------------
 Total liabilities .............................       12,804,009    14,667,841

 Stockholders  equity:
   Common stock, $.01 par value; 100,000,000
    authorized; 3,740,311 and 3,677,816 shares
    issued and outstanding, respectively .......           37,403        36,778
   Preferred stock, $.01 par value; 10,000,000
    authorized, no shares issued and
     outstanding ...............................                0             0
 Additional paid-in capital ....................        7,553,845     7,251,600
 Retained earnings .............................        4,310,790     4,105,524
                                                      -------------------------
 Total stockholders  equity ....................       11,902,038    11,393,902
 Commitments and contingencies
 Total liabilities and stockholders equity .....      $24,706,047   $26,061,743

          See accompanying notes to consolidated financial statements.

                  IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Three months ended
                                                  September 30, 1997 and 1996
                                                     1997             1996
                                                     ----             ----
 Sales:
 Telecom and carrier .........................   $ 4,746,052        $ 4,582,932
 Land mobile .................................       606,815            523,137
 Product resales .............................             0          1,800,082
                                                  ----------         ----------
           Total sales .......................     5,352,867          6,906,151
 Cost of sales-exclusive of items shown
   separately below ..........................    (2,934,424)        (3,373,309)
 Cost of sale-product resales ................             0         (1,678,426)
                                                  ----------         ----------
 Gross profit ................................     2,418,443          1,854,416
 Selling expenses ............................       361,009            220,402
 General and administrative expenses .........     1,291,913          1,192,351
 Depreciation and amortization ...............       467,395            292,766
                                                  ----------         ----------
 Income from operations ......................       298,126            148,897
                                                  ----------         ----------
 Other income (and expense)
 Interest income .............................        69,895              9,641
 Interest expense ............................      (179,676)           (99,514)
 Equity in earnings (loss) of unconsolidated
   subsidiary ................................             0              8,155
 Gain from sale of assets ....................       112,152             13,444
 Total other income (expense) ................         2,371            (68,274)
                                                                        -------
 Income before taxes .........................       300,497             80,623
 Income tax expense ..........................        95,231             27,500
 Net income ..................................   $   205,266        $    53,123
 Net income per share ........................   $      0.06        $      0.02
 Weighted average shares outstanding .........     3,719,932          2,232,967

             See accompanying notes to consolidated financial statements.

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Three months ended September 30,
                                                        1997 and 1996
                                                     1997           1996
                                                 -----------    -----------
Cash flows from operating activities:
Net income                                       $   207,324    $    53,123
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation and amortization                        467,395        292,765
Gain from sale of assets                            (112,152)       (13,424)
Deferred income taxes                                      0              0
Equity in earnings (loss) of unconsolidated
subsidiary                                                           (8,155)
Changes in operating assets and liabilities:
  Accounts receivable                                151,672      1,356,830
  Inventory                                       (1,742,866)      (907,782)
  Costs and estimated earnings in excess
   of billings                                        60,683
  Prepaid expenses and deposits                     (112,015)       (28,946)
  Other assets                                       (72,895)       (84,986)
  Trade accounts payable and accrued
   expenses                                       (1,882,043)      (527,392)
  Customer deposits                                        0       (197,477)
  Deferred revenue                                    25,852        (28,029)
  Billings in excess of costs and
   estimated earnings                                 85,553
  Federal income taxes payable                       (95,695)       (15,500)
                                                 ---------------------------
    Net cash provided by operating
     activities                                   (3,019,187)      (108,973)

Cash flows from investing activities:
  Purchase of property, plant and
   equipment                                        (770,230)    (1,226,176)
  Proceeds from disposal of property,
   plant and equipment                                14,633         10,805
  Proceeds from notes receivable                                     74,945
  Investments in unconsolidated subsidiary           428,374        (50,000)
                                                 ---------------------------
    Net cash used in investing
    activities                                      (327,223)    (1,190,426)

Cash flows from financing activities:
  Proceeds from debt                               1,684,952     10,110,046
  Debt payments                                   (1,651,030)    (8,539,194)
  Proceeds from issuance of common stock             302,870
  Decrease in cash overdraft
                                                 ---------------------------
    Net cash provided by financing
    activities                                       336,792      1,570,852

Net increase in cash for period                   (3,009,618)       271,453
Cash and cash equivalents at beginning of
 period                                            7,659,983        360,930

Cash and cash equivalents at end of period       $ 4,650,365    $   632,383

Supplemental disclosures of cash flow
 information:
  Cash paid during the year for interest         $   179,676    $    99,514
                                                 ---------------------------
                                                 ---------------------------
  Cash paid during the year for income           $         0    $         0
   taxes

Supplemental schedule of noncash investing activities:
  Conversion of accounts receivables to
   notes receivables
  Offset of notes receivable in lieu of
   accounts payable to vendor

             See accompanying notes to consolidated financial statements.

                        IWL COMMUNICATIONS, INCORPORATED
                   Notes to Consolidated Financial Statements

1.  Basis of Presentation

The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, are unaudited (except for the June 30, 1997 consolidated balance sheet, which was derived from the Company's audited financial statements), but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1998.

2.  Inventories

Inventories consist of the following (in Thousands):

                                  September 30, 1997     June 30, 1997
                                  ------------------     -------------
 Material                             $   551               $   413
 Work In-Process                        3,048                 1,444
                                      -------               -------
 Total                                  3,599                 1,857


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 1997 Annual Report on Form 10-K. The Company believes that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

FORWARD LOOKING INFORMATION

    Certain information contained herein contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results of the Company to differ materially from those contained in and anticipated by the forward-looking statements. Among such factors are: industry concentration and the Company's dependence on major customers, competition, risks associated with international operations and entry into new markets, government regulation, variability in operating results, general business and economic conditions; customer acceptance of and demand for the Company's new products, the Company's overall ability to design, test, and introduce new products on a timely basis, reliance on third parties and other telecommunication carriers, the Company's ability to manage change, dependence on key personnel, dependence on information systems and changes in technology, and possible service interruptions. The forward-looking statements contained herein are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements contained herein include, but are not limited to, forecasts, projections and statements relating to inflation, future acquisitions and anticipated capital expenditures. All forecasts and projections in this report are based on management's current expectations of the Company's near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

OVERVIEW

    The Company's total sales are derived from the provision of a variety of services, including telecom and carrier services, land mobile services and product resales. Telecom and carrier services include the resale of long distance telecommunications services, the provision of private leased lines, the resale of equipment and the provision of related services to furnish and install telecommunications systems. The Company recently installed a tandem switch at its facility in Houston, Texas to provide services as a switch-based long distance carrier and is currently completing the installation of its Gulf Coast regional network. Land mobile services consist of the rental, sale, service and maintenance of two-way radio communications systems.

    In connection with product resales, the Company serves as the exclusive manufacturer's representative of Alcatel products to the U.S. oil and gas industry. In fiscal 1996 and 1997, the Company provided services to Shell Offshore Services Company, which included the resale of a significant amount of Alcatel products. For the years ended June 30, 1996 and 1997, Shell purchased from the Company approximately $10.6 million and $7.6 million of Alcatel products and other equipment and hardware, representing approximately 38.0% and 25.2%, respectively, of total sales during such periods. Although profitable, the sale of Alcatel products to Shell significantly reduced the Company's gross margin in these periods. The Shell project was substantially completed in fiscal 1997 and, therefore, did not contribute in a material manner to the Company's total sales in the quarter ended September 30, 1997 and is not expected to contribute in a material manner to the Company's total sales in future periods.

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

                                                        Three Months Ended
                                                          September 30,
                                                       --------------------
                                                       1996            1997
 SALES:                                                ----            ----
    Telecom and carrier.. . . . . . . . . . . .        66.4%          88.7%
    Land mobile . . . . . . . . . . . . . . . .         7.5           11.3
    Product resales . . . . . . . . . . . . . .        26.1              0
                                                      ------        -------
      Total sales . . . . . . . . . . . . . . .       100.0          100.0
 Cost of sales. . . . . . . . . . . . . . . . .        48.8           54.8
 Cost of sale-product resales . . . . . . . . .        24.3              0
 Gross margin . . . . . . . . . . . . . . . . .        26.9           45.2
 Selling expenses . . . . . . . . . . . . . . .         3.2            6.7
 General and administrative expenses. . . . . .        17.3           24.1
 Depreciation and amortization. . . . . . . . .         4.2            8.8
                                                      ------        -------
 Total operating expenses . . . . . . . . . . .        24.7           39.5
                                                      ------        -------
 Income from operations . . . . . . . . . . . .         2.2            5.6
 Net interest expense . . . . . . . . . . . . .         1.3            2.0
 Other income, net  . . . . . . . . . . . . . .         1.2            2.0
                                                      ------        -------
 Income before income taxes . . . . . . . . . .         1.2            5.6
 Income tax expense . . . . . . . . . . . . . .          .4            1.8
                                                      ------        -------
 Net income . . . . . . . . . . . . . . . . . .          .8%           3.8%
                                                      ------        -------
                                                      ------        -------

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

    TOTAL SALES. Total sales decreased $1.5 million or 22.5% to $5.4 million for the three months ended September 30, 1997 from $6.9 million for the three months ended September 30, 1996. This decrease was comprised of an increase of $163,000 or 3.6% in the Company's telecom and carrier services, an increase of $84,000 or 16.0% in the Company's land mobile services and a decrease of $1.8 million or 100% in product resales to a single customer.
The increase in telecom and carrier revenues was largely attributable to increased traffic on the Company's telecom network in the Gulf of Mexico and the continued expansion of the Company's ODDS services in the Gulf of Mexico. The increase in Land Mobile resulted from increased marketing. The product resales were substantially completed in fiscal 1997.

    GROSS MARGIN. Gross profit increased $564,000 or 30.4% to $2.4 million for the three months ended September 30, 1997 from $1.9 million for the three months ended September 30, 1996, representing gross margins of 45.2% and 26.9%, respectively. The increase in margin was due in principal part to the completion of the product resale to a single customer in May 1997 and from changes in the Company's sales mix to higher margin services. Excluding product resales, gross profit for the three months ended September 30, 1996 would have been approximately $1.7 million representing a gross margin of 34.0%.

    SELLING EXPENSES. Selling expenses increased $141,000 or 64.1% to $361,000 for the three months ended September 30, 1997 from $220,000 for the three months ended September 30, 1996. Selling expenses as a percentage of total sales increased to 6.7% from 3.2% during these respective periods. The increase in selling expenses resulted from the addition of sales personnel and from increases in travel and advertising.

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $100,000 or 8.6% to $1.3 million for the three months ended September 30, 1997 from $1.2 million for the three months ended September 30, 1996. As a percentage of total sales, general and administrative expenses increased to 24.1% for the three months ended September 30, 1997 from 17.3% for the three months ended September 30, 1996. The increase in general and administrative expenses as a percentage of sales was primarily due to the decline in product resales overall. The increases in the dollar amount of general and administrative expenses over these periods were due in principal part to increased telephone expense, insurance expense, rent expense and legal expenses.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $175,000 or 59.7% to $467,000 for the three months ended September 30, 1997 from $293,000 in the three months ended September 30, 1996. This increase was primarily attributable to the acquisition of an additional $4.6 million of property, plant and equipment, comprised of $3.8 million in equipment for satellite, microwave and other equipment, $507,000 for computers, furniture and fixtures, service vehicles and test equipment and $292,000 for buildings and improvements.

    NET INTEREST EXPENSE. Net interest expense increased $20,000 or 22.2% to $110,000 for the three months ended September 30, 1997 from $90,000 for the three months ended September 30, 1996. The Company's borrowings increased to $8.7 million for the three months ended September 30, 1997 from $5.5 million for the three months ended September 30, 1996. The increase in borrowings was used to fund acquisitions of property, plant and equipment.

    OTHER INCOME, NET. Other income for the three months ended September 30, 1997 included the gain of $101,000 resulting from the disposition of the Company's 50% ownership in Kenwood Systems Group as well as certain other asset dispositions. Other income for the three months ended September 30, 1996 included the Company's 50% ownership interest in the earnings of Kenwood Systems Group as well as certain other asset dispositions.

    INCOME TAX EXPENSE. Provision for income taxes increased $68,000 or 247% to $95,000 for the three months ended September 30, 1997 from $27,500 for the three months ended September 30, 1996 which represents an effective tax rate of 31.6% and 34.1% for each period, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended September 30, 1997, the Company used $3.0 million of cash in operating activities, borrowed an additional net amount of $34,000 from credit facilities, and received $303,000 from the sale and issuance of Common Stock. The Company invested $756,000 in property and equipment (net of proceeds of $15,000 from certain dispositions of assets) and reduced its investment in an unconsolidated subsidiary by $428,324 through disposition. These activities decreased the Company's cash balance by $3.0 million to a balance of $4.7 million at September 30, 1997.

    The Company's working capital remained unchanged at $9.7 million at September 30, 1997. Accounts receivable decreased $155,000 from $5.7 million at June 30, 1996 to $5.6 million at September 30, 1997, while inventory increased from $1.9 million at June 30, 1996 to $3.6 million at September 30, 1997. The inventory increase is comprised of increases in work-in-process and stock levels necessary to support deployment of the Company's ODDS program and the continued development of its Gulf Coast network. In addition, the current portion of notes payable increased from $964,000 at June 30, 1996 to $1.5 million at September 30, 1997, while deferred revenue and customer deposits decreased from $77,000 at June 30, 1997 to $51,000 at September 30, 1997.

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

CONTINGENCIES

    The Company is party to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

YEAR 2000

    As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 computer software failures. The Company is addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is Year 2000 compliant. The financial impact to the Company has not yet been fully determined, however such impact is not anticipated to have a material adverse effect on the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Not applicable.

                        IWL COMMUNICATIONS, INCORPORATED
                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

    Information pertaining to this item is incorporated herein from Part I. Financial Information (Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Contingencies).

Item 2.  Changes in Securities and Use of Proceeds

    On June 12, 1997 (the "Effective Date"), the Company's Registration Statement on Form S-1 (Registration No. 333-22801) relating to its initial public offering (the "IPO") was declared effective and the offering of up to 1,667,500 shares of the Company's Common Stock covered by such Registration Statement commenced. The IPO was managed by Cruttenden Roth Incorporated, as the representative (the "Representative") of the several underwriters (the "Underwriters") of the IPO. Of the shares of Common Stock sold by the Company, 1,450,000 shares were sold in June 1997 and 62,495 shares (which were subject to an overallotment option granted by the Company to the
Underwriters) were sold in July 1997.   From the Effective Date of the IPO
until September 30, 1997, total expenses of approximately $1,775,097 were incurred for the Company's account in connection with the 1,512,495 shares of Common Stock sold in the IPO, which expenses consisted of: (i) $635,000 representing underwriting discounts and commissions paid to the Underwriters;
(ii) $272,000 representing a nonaccountable expense allowance paid to the Representative; and (iii) other offering expenses, including without limitation attorney's fees, accountants' fees, printing costs and filing fees, of approximately $868,097. None of such expense payments were direct or indirect payments to directors or officers of the Company or their associates or to persons owning 10 percent or more of any class of equity securities of the Company or to affiliates of the Company. The net offering proceeds of the 1,512,495 shares sold by the Company in the IPO, after deducting such total expenses, was approximately $7.3 million through September 30, 1997. As of September 30, 1997, the Company had expended $1.2 million on infrastructure, property and equipment, retired debit of $667,000, and used $533,000 for working capital support. None of such payments were direct or indirect payments to directors or officers of the Company or their associates or to persons owning 10 percent or more of any class of equity securities of the Company or to affiliates of the Company. The remaining $4.9 million was invested at September 30, 1997 in a money market account with the Company's lending bank pending application of such proceeds by the Company.

    Information pertaining to working capital restrictions and other limitations upon the payment of dividends is incorporated herein from Part I. Financial Information (Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources).

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed March 5, 1997, as amended, File No. 333-22801).

         3.2 Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.3 to the Company's Registration Statement on Form S-1 filed March 5, 1997, as amended,
              File No. 333-22801).

         4.1 Specimen certificate for the Common Stock of the Company (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed March 5, 1997, as amended, File No. 333-22801).

       +27.1  Financial Data Schedule.

(b)     Reports on Form 8-K

        None.

--------------
+ Filed herewith.

                       IWL COMMUNICATIONS, INCORPORATED

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     IWL COMMUNICATIONS, INCORPORATED


Date:    November 13, 1997           By: /s/ Richard H. Roberson
                                         --------------------------

                                         Richard H. Roberson
                                         Chief Financial Officer and Director
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)