Form 10-Q
period 1997-12-31
IWL COMMUNICATIONS INC
filed 1998-02-17
CIK 1028299

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                        -----------------------------

                                  FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the Quarterly Period Ended December 31, 1997

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from ____________ to ____________

                       Commission File Number  0-22293


                          IWL COMMUNICATIONS, INCORPORATED
            (Exact name of registrant as specified in its charter)


          TEXAS                                        76-0043882
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)

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
                                                                Yes [X]  No [ ]

COMMON STOCK, $0.01 PAR VALUE                            3,961,496
(Title of Each Class)                      (Number of Shares Outstanding at
                                                    January 31, 1998)

                        IWL COMMUNICATIONS, INCORPORATED
                                    FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997
                                      INDEX

                                                                          PAGE
                                                                         NUMBER

PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets at December 31, 1997 and
          June 30, 1997                                                       3

          Consolidated Statements of Operations for the Three Months
          and Six Months Ended December 31, 1997 and 1996                     4

          Consolidated Statements of Cash Flows for the Six Months Ended
          December 31, 1997 and 1996                                          5

          Notes to Consolidated Financial Statements                          6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  12

Item 2.   Changes in Securities and Use of Proceeds                          12

Item 6.   Exhibits and Reports on Form 8-K                                   12

          SIGNATURES                                                         14

                  IWL COMMUNICATIONS, INC.  AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                              DECEMBER 31, 1997   JUNE 30, 1997
                                                              -----------------   -------------
                                                                 (UNAUDITED)
Current assets:
Cash and cash equivalents                                          3,315,566         7,659,983
Accounts receivable
Trade, less allowance for doubtful accounts of $128,447
  and $100,936 respectively                                        6,342,127         5,710,344
Affiliate                                                             30,344            67,074
Other                                                                239,298           116,020
Notes receivable-trade, current portion                                    0                 0
Inventory                                                          4,489,970         1,856,617
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                               25,870           242,862
Deferred tax asset-current                                           242,317           242,317
Prepaid expenses and deposits                                        518,360           388,272
                                                                 -----------------------------
Total current assets                                              15,203,852        16,283,489
Property, plant and equipment                                     16,894,189        14,281,182
Accumulated depreciation                                          (6,039,032)       (5,164,829)
                                                                 -----------------------------
Net property, plant and equipment                                 10,855,157         9,116,353
Investment in unconsolidated subsidiary                                    0           428,374
Notes receivable-trade, noncurrent portion                                 0                 0
Other assets                                                         311,779           233,527
                                                                 -----------------------------
Total assets                                                      26,370,788        26,061,743
                                                                 -----------------------------
                                                                 -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable-current portion                                      1,376,332           963,595
Trade accounts payable and accrued expenses                        3,681,164         5,436,445
Customer deposits                                                    171,972            23,365
Federal income taxes payable                                         270,464                 0
Deferred revenue-current portion                                      14,667            53,480
Billings in excess of costs and estimated earnings on
  uncompleted contracts                                                    0            85,553
                                                                 -----------------------------
Total current liabilities                                          5,514,599         6,562,438
                                                                 -----------------------------
Long-term liabilities:
Notes payable, noncurrent portion                                  8,190,454         7,692,332
Deferred revenue, noncurrent portion                                       0                 0
Deferred income taxes                                                413,071           413,071
                                                                 -----------------------------
Total long-term liabilities                                        8,603,525         8,105,403
                                                                 -----------------------------
Total liabilities                                                 14,118,124        14,667,841
Stockholders' equity:
Common stock, $.01 par value; 100,000,000 authorized, issued and outstanding 3,754,230 and 3,677,816 shares at December 31,
  1997 and June 30, 1997, respectively                                37,542            36,778
Preferred stock, $.01 par value; 10,000,000 authorized, no
  shares issued and outstanding at December 31, 1997 and
  June 30, 1997, respectively
Additional paid-in capital                                         7,601,588         7,251,600
Retained earnings                                                  4,613,534         4,105,524
                                                                 -----------------------------
Total stockholders' equity                                        12,252,664        11,393,902
                                                                 -----------------------------
Total liabilities and stockholders' equity                        26,370,788        26,061,743
                                                                 -----------------------------
                                                                 -----------------------------

               See accompanying notes to consolidated financial statements.

                        IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        DECEMBER 31                DECEMBER 31
                                                  1997            1996         1997           1996
                                                  ----            ----         ----           ----
Sales:
Telecom and carrier                              6,110,554      4,945,364     10,856,606      9,528,296
Land mobile                                        591,242        897,434      1,198,057      1,420,571
Product resales                                          0      2,895,143              0      4,695,225
                                               --------------------------------------------------------
      Total sales                                6,701,796      8,737,941     12,054,663     15,644,092
Cost of sales-exclusive of items shown
  separately below                              (3,622,120)    (3,631,105)    (6,556,544 )   (7,004,414)
Cost of sale-product resales                             0     (3,001,575)             0     (4,680,001)
                                               --------------------------------------------------------
Gross profit                                     3,079,676      2,105,261      5,498,119      3,959,677
Selling expenses                                   431,658        274,300        792,667        494,702
General and administrative expenses              1,546,144      1,047,873      2,838,057      2,240,224
Depreciation and amortization                      514,338        342,649        981,733        635,415
                                               --------------------------------------------------------
Income from operations                             587,536        440,439        885,662        589,336
Other income (and expense)
Interest income                                     60,129          8,123        130,024         17,764
Interest expense                                  (168,168)      (131,976)      (347,844)      (231,490)
Equity in earnings (loss) of unconsolidated
  subsidiary                                             0         (7,379)             0            776
Gain (loss) from sale of assets                     (1,984)         4,704        110,168         18,148
Other                                                    0              0              0             28
                                               --------------------------------------------------------
Total other income (expense)                      (110,024)      (126,528)      (107,653)      (194,774)
                                               --------------------------------------------------------
Income before taxes                                477,513        313,911        778,010        394,562
                                               --------------------------------------------------------
Income tax expense                                 174,769        134,154        270,000        134,154
Net Income                                         302,744        179,757        508,010        260,408
                                               --------------------------------------------------------
                                               --------------------------------------------------------
Basic net income per share                             .08            .08            .14            .12
                                               --------------------------------------------------------
                                               --------------------------------------------------------
Diluted net income per share                           .08            .08            .13            .11
                                               --------------------------------------------------------
                                               --------------------------------------------------------

                  See accompanying notes to consolidated financial statements.

                          IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                           SIX MONTHS ENDED DECEMBER 31,
                                                               1997            1996
                                                               ----            ----
Cash flows from operating activities:
Net income                                                      508,010          260,408
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                   981,733          635,415
Gain from sale of assets                                         (9,280)         (18,148)
Deferred income taxes                                                 0           34,509
Equity in earnings (loss) of unconsolidated subsidiary                0             (776)
Changes in operating assets and liabilities:
  Accounts receivable                                          (718,331)         468,269
  Inventory                                                  (2,633,353)        (868,242)
  Costs and estimated earnings in excess of billings            216,992           52,410
  Prepaid expenses and deposits                                (130,088)        (232,870)
  Deferred offering costs                                             0          (95,334)
  Other assets                                                 (116,904)         (56,096)
  Trade accounts payable and accrued expenses                (1,755,281)         (34,128)
  Customer deposits                                             148,607         (274,894)
  Deferred revenue                                              (38,813)         378,151
  Billings in excess of costs and estimated earnings            (85,553)          86,609
  Federal income taxes payable                                  270,464           (1,643)
                                                           ------------------------------
      Net cash provided (used) by operating activities       (3,361,797)         333,640
                                                           ------------------------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                  (2,696,745)      (2,431,532)
  Proceeds from disposal of property, plant and equipment        24,140           28,776
  Investments in unconsolidated subsidiary                      428,374          (50,000)
                                                           ------------------------------
      Net cash used in investing activities                  (2,244,231)      (2,452,756)
                                                           ------------------------------
Cash flows from financing activities:
  Proceeds from debt                                         14,242,134        2,684,377
  Debt payments                                             (13,331,275)        (654,706)
  Proceeds from issuance of common stock                        350,752            9,997
                                                           ------------------------------
      Net cash provided by financing activities               1,261,611        2,039,668
                                                           ------------------------------
Net decrease in cash for period                              (4,344,417)         (79,448)
Cash and cash equivalents at beginning of period              7,659,983          360,930
                                                           ------------------------------
Cash and cash equivalents at end of period                 $  3,315,566     $    281,482
                                                           ------------------------------
                                                           ------------------------------

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

     Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1998.

2.   Inventories

     Inventories consist of the following (in Thousands):

                                        DECEMBER 31,
                                           1997             JUNE 30, 1997
                                        ------------        -------------
Material                                    683                  $413
Work In-Process                           3,807                 1,444
                                    -------------------------------------
Total                                     4,490                 1,857

3.   Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS 128), "Earnings Per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earning per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                          DECEMBER 31              DECEMBER 31
                                                      1997          1996       1997           1996
                                                      ----          ----       ----           ----
Numerator:
Net income (loss)                                       303          180        508            260

Denominator:
Denominator for basic earnings per share -
weighted-average shares outstanding                   3,753        2,234       3,737         2,234
Effect of dilutive securities:
Employee stock options                                  226           72         181            72
                                                      --------------------------------------------

Denominator for diluted earnings per share            3,979        2,306       3,918         2,306

Basic earnings per share                                .08          .08         .14           .12
Diluted earnings per share                              .08          .08         .13           .11

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

OVERVIEW

     The Company's total sales are derived from the provision of a variety of services, including telecom and carrier services, land mobile services and product resales. Telecom and carrier services include the resale of long distance telecommunications services, the provision of private leased lines, the resale of equipment and the provision of related services to furnish and install telecommunications systems. The Company operates a tandem switch at its facility in Houston, Texas to provide services as a switch-based long distance carrier and is currently completing the installation of its Gulf Coast regional network. Land mobile services consist of the rental, sale, service and maintenance of two-way radio communications systems.

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

     To support its international expansion, in 1994 the Company began providing telecommunications services and network support inside the former Soviet Union to United States oil and gas customers. As the Company expanded its service offerings and developed greater infrastructure, it commenced service as a switchless reseller of long distance services in the United States in 1994. The Company is continuing to expand its network through its tandem switch and the installation of fiber optic cable and microwave radios in targeted service areas. In connection with such expansion, the Company has also received CLEC status in Texas and Louisiana.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

     TOTAL SALES. Total sales decreased $2.0 million or 23.0% to $6.7 million for the three months ended December 31, 1997 from $8.7 million for the three months ended December 31, 1996. This decline was comprised of an increase of $1.2 million or 20.4% in the Company's telecom and carrier services, a decrease of $306,000 or 34.1% in the Company's land mobile services and a decrease of $2.9 million or 100% in product resales to a single customer. The increase in telecom and carrier revenues was largely attributable to increased traffic on the Company's telecom network in the Gulf of Mexico from the continued expansion of the Company's ODDS services. The decrease in Land Mobile resulted from decreased product and project sales. The product resales were substantially completed in fiscal 1997.

     GROSS MARGIN. Gross profit increased $974,000 or 46.4% to $3.1 million for the three months ended December 31, 1997 from $2.1 million for the three months ended December 31, 1996, representing gross margins of 46.3% and 24.1%, respectively. The increase in margin was due in principal part to the completion of the product resale to a single customer in May 1997, which had lower margins, and from changes in the Company's sales mix to higher margin services. Excluding product resales, gross profit for the three months ended December 31, 1996 would have been approximately $2.2 million representing a gross margin of 37.9%.

     SELLING EXPENSES. Selling expenses increased $157,000 or 57.3% to $432,000 for the three months ended December 31, 1997 from $274,000 for the three months ended December 31, 1996. Selling expenses as a percentage of total sales increased to 6.4% from 3.1% during these respective periods. The increase in selling expenses resulted from the addition of sales personnel, increased advertising, and from increases in travel expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $498,000 or 47.6% to $1.5 million for the three months ended December 31, 1997 from $1.0 million for the three months ended December 31, 1996. As a percentage of total sales, general and administrative expenses increased to 23.1% for the three months ended December 31, 1997 from 12.0% for the three months ended December 31, 1996. The increase in general and administrative expenses as a percentage of sales was primarily due to the decline in product resales overall. The increases was also comprised of increases in telephone expense, insurance expense, rent expense, and legal expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $172,000 or 50.1% to $514,000 for the three months ended December 31, 1997 from $343,00 in the three months ended December 31, 1996. This increase was attributable to the acquisition of an additional $6.2 million of property, plant and equipment, comprised of $4.8 million in equipment for satellite, microwave and other equipment, $1.0 million for computers, furniture and fixtures, service vehicles and test equipment and $335,000 for buildings and improvements.

     NET INTEREST EXPENSE. Net interest expense decreased $16,000 or 12.9% to $108,000 for the three months ended December 31, 1997 from $124,000 for the three months ended December 31, 1996. The Company's borrowings increased to $9.6 million for the three months ended December 31, 1997 from $6.0 million for the three months ended December 31, 1996. The increase in borrowings was used to fund acquisitions of property, plant and equipment.
In addition, the Company had cash investments of $3.3 million at December 31, 1997 which generated $60,000 of interest income for the quarter.

     OTHER INCOME, NET. Other income for the three months ended December 31, 1997 was comprised of gains on asset dispositions. Other income for the three months ended December 31, 1996 included the Company's 50% ownership interest in the earnings of Kenwood Systems Group as well as certain other asset dispositions.

     INCOME TAX EXPENSE. Provision for income taxes increased $41,000 or 30.6% to $175,000 for the three months ended December 31, 1997 from $134,000 for the three months ended December 31, 1996 which represents an effective tax rate of 36.6% and 42.7% for each period, respectively.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

     TOTAL SALES. Total sales decreased $3.6 million or 23.1% to $12.0 million for the six months ended December 31, 1997 from $15.6 million for the six months ended December 31, 1996. This decrease was comprised of an increase of $1.3 million or 13.6% in the Company's telecom and carrier services, a decrease of $223,000 or 14.2% in the Company's land mobile services and a decrease of $4.7 million or 100% in product resales to a single customer. The increase in telecom and carrier revenues was largely attributable to increased traffic on the Company's telecom network in the Gulf of Mexico and the continued expansion of the Company's ODDS services in the Gulf of Mexico. The decrease in Land Mobile resulted from a decrease in product and project sales. The product resales were substantially completed in fiscal 1997.

     GROSS MARGIN. Gross profit increased $1.5 million or 37.5% to $5.5 million for the six months ended December 31, 1997 from $4.0 million for the six months ended December 31, 1996, representing gross margins of 45.6% and 25.3%, respectively. The increase in margin was due in principal part to the completion of the product resale to a single customer in May 1997, which had lower margins, and from changes in the Company's sales mix to higher margin services. Excluding product resales, gross profit for the six months ended December 31, 1996 would have been approximately $3.9 million representing a gross margin of 35.8%.

     SELLING EXPENSES. Selling expenses increased $298,000 or 60.2% to $793,000 for the six months ended December 31, 1997 from $495,000 for the six months ended December 31, 1996. The increase in selling expenses resulted from increased salary expenses related to the addition of sales personnel and from increases in travel and advertising expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $598,000 or 26.7% to $2.8 million for the six months ended December 31, 1997 from $2.2 million for the six months ended December 31, 1996. The increase in the dollar amount of general and administrative expenses over these periods were due in principal part to increases in salaries and personnel cost, and due to increases in telephone, insurance, rent, and legal expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $346,000 or 54.5% to $987,000 for the six months ended December 31, 1997 from $635,000 in the six months ended December 31, 1996. This increase was primarily for infrastructure and network expansion.

     NET INTEREST EXPENSE. Net interest expense increased $4,000 or 1.9% to $218,000 for the six months ended December 31, 1997 from $214,000 for the six months ended December 31, 1996. The increase was comprised of an increase in interest expense of $116,000 to $348,000 from $232,000 for the comparable six month period last year. This increase was offset by an increase in interest income of $112,000 to $130,000 from $18,000 for the same six month period last year.

     OTHER INCOME, NET. Other income for the six months ended December 31, 1997 included the gain of $101,000 resulting from the disposition of the Company's 50% ownership in Kenwood Systems Group as well as certain other asset dispositions. Other income for the six months ended December 31, 1996 included the Company's 50% ownership interest in the earnings of Kenwood Systems Group as well as certain other asset dispositions.

     INCOME TAX EXPENSE. Provision for income taxes increased $136,000 or 101.5% to $270,000 for the six months ended December 31, 1997 from $134,000 for the six months ended December 31, 1996 which represents an effective tax rate of 34.7% and 34% for each period, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended December 31, 1997, the Company used $3.4 million of cash in operating activities, borrowed an additional net amount of $910,850 from credit facilities, and received $351,000 from the sale and issuance of Common Stock. The Company invested $2.7 million in property and equipment (net of proceeds of $24,000 from certain dispositions of assets) and reduced its investment in an unconsolidated subsidiary by $428,324 through disposition. These activities decreased the Company's cash balance by $4.3 million to a balance of $3.3 million at December 31, 1997.

     The Company's working capital was $9.7 million at December 31, 1997. Accounts receivable increased $595,000 from $5.7 million at June 30, 1997 to $6.3 million at December 31, 1997, while inventory increased from $1.9 million at June 30, 1997 to $4.5 million at December 31, 1997. The inventory increase is comprised of increases in work-in-process and stock levels necessary to support deployment of the Company's ODDS program and the continued development of its Gulf Coast network. Accounts payable and accrued expenses decreased from $5.4 million at June 30, 1997 to $3.7 million at December 31, 1997. In addition, the current portion of notes payable increased from $964,000 at June 30, 1997 to $1.4 million at December 31, 1997, while deferred revenue and customer deposits increased from $77,000 at June 30, 1997 to $110,000 at December 31, 1997.

     The Company has three credit facilities with Bank One, Texas, N.A., its primary lender, to provide working capital and to finance equipment to be leased by the Company to its customers. In May 1997, the Company entered into a commitment to obtain a secured revolving line of credit (the "Working Capital Loan"), a secured guidance line of credit (the "Guidance Line"), and a term facility (the "Term Loan") from Bank One, Texas, N.A. The Working Capital Loan and Guidance Line were finalized as of August 1, 1997, and the Term Loan was finalized as of August 28, 1997.

     The maximum amount of the Working Capital Loan is $5.0 million subject to a borrowing base based on accounts receivables and inventory. The proceeds of the Working Capital Loan are to be used for working capital needs and general corporate purposes. The maximum amount of the Guidance Line is $5.0 million, which will be used to finance the Company's purchase and subsequent lease of telecommunications equipment. The Term Loan and the Working Capital Loan are collateralized by substantially all of the personal property of the Company. The Guidance Line is secured specifically by the equipment purchased with the proceeds thereof and by an assignment of the leases of such equipment, as well as the other personal property of the Company. The Guidance Line is reduced by the term load created as the leased equipment is deployed. The interest rate on each facility is, at the Company's option, Bank One's base rate or 30, 60 or 90 day adjusted LIBOR plus 2.40%. The interest rate will be subject to downward adjustment in certain circumstances as specified in the credit agreement. The entire unpaid principal balance and accrued but unpaid interest for the Working Capital Loan will be due on October 31, 1998. The Guidance Line expires on May 1, 1998. The Term Loan matures on September 1, 2001.

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

Item 2. Changes in Securities and Use of Proceeds

     On June 12, 1997 (the "Effective Date"), the Company's Registration Statement on Form S-1 (Registration No. 333-22801) relating to its initial public offering (the "IPO") was declared effective and the offering of up to 1,667,500 shares of the Company's Common Stock covered by such Registration Statement commenced. The IPO was managed by Cruttenden Roth Incorporated, as the representative (the "Representative") of the several underwriters (the "Underwriters") of the IPO. Of the shares of Common Stock sold by the Company, 1,450,000 shares were sold in June 1997 and 62,495 shares (which were subject to an overallotment option granted by the Company to the Underwriters) were sold in July 1997. From the Effective Date of the IPO until December 31, 1997, total expenses of approximately $1,775,097 were incurred for the Company's account in connection with the 1,512,495 shares of Common Stock sold in the IPO, which expenses consisted of: (i) $635,000 representing underwriting discounts and commissions paid to the Underwriters;
(ii) $272,000 representing a nonaccountable expense allowance paid to the Representative; and (iii) other offering expenses, including without limitation, attorney's fees, accountants' fees, printing costs and filing fees, of approximately $868,097. None of such expense payments were direct or indirect payments to directors or officers of the Company or their associates or to persons owning 10 percent or more of any class of equity securities of the Company or to affiliates of the Company. The net offering proceeds of 1,512,495 shares sold by the Company in the IPO, after deducting such total expenses, was approximately $7.3 million through December 31, 1997. The Company had expended $2.8 million on infrastructure, property and equipment, retired debit of $667,000, and used $533,000 for working capital support. The remaining $3.3 million was invested at December 31, 1997 in a money market account with the Company's lending bank pending application of such proceeds by the Company.

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

   +3.2 Amended and Restated Bylaws of the Company, as amended by the Amendment to Amended and Restated Bylaws for the Company dated November 7, 1997.

   4.1 Specimen certificate for the Common Stock of the Company (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed March 5, 1997, as amended, File No. 333-22801).

   +27.1    Financial Data Schedule.

-------------------------
+ Filed herewith.

(b)     Reports on Form 8-K

     Current report on Form 8-K dated as of October 2, 1997, and filed October 7, 1997, regarding the sale of the Company's interest in Kenwood System Group.

                       IWL COMMUNICATIONS, INCORPORATED


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      IWL COMMUNICATIONS, INCORPORATED


Date: February 13, 1998             By: /s/ Richard H. Roberson
                                        --------------------------------------
                                        Richard H. Roberson
                                        Chief Financial Officer and Director
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)