Form 10-Q/A
period 1997-12-31
IWL COMMUNICATIONS INC
filed 1998-05-14
CIK 1028299

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                        -----------------------------

                                 FORM 10-Q/A

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


                               AMENDMENT NO. 1

     The undersigned registrant hereby files this Amendment No. 1 to reflect the following changes to the financial statements previously filed resulting from an audit of the registrant's financial statements for the six months ended December 31, 1997: (i) reclassification of timing error in revenue recognition; (ii) adjustment of the effective tax rate; and (iii) reclassification of network buildout in process to property, plant and equipment.

                        IWL COMMUNICATIONS, INCORPORATED
                                   FORM 10-Q/A
                 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997
                                      INDEX

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

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   12

          SIGNATURES                                                         14

                  IWL COMMUNICATIONS, INC.  AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                              DECEMBER 31, 1997   JUNE 30, 1997
                                                              -----------------   -------------
Current assets:
Cash and cash equivalents                                          3,345,312         7,659,983
Accounts receivable
Trade, less allowance for doubtful accounts of $140,613
  and $100,936 respectively                                        6,342,127         5,710,344
Affiliate                                                             30,344            67,074
Other                                                                239,298           116,020
Notes receivable-trade, current portion                                    0                 0
Inventory                                                          1,022,927         1,856,617
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                    0           242,862
Deferred tax asset-current                                           107,750           242,317
Prepaid expenses and deposits                                        447,067           388,272
                                                                 -----------------------------
Total current assets                                              11,534,825        16,283,489
Property, plant and equipment                                     20,387,102        14,281,182
Accumulated depreciation                                          (6,039,032)       (5,164,829)
                                                                 -----------------------------
Net property, plant and equipment                                 14,348,070         9,116,353
Investment in unconsolidated subsidiary                                    0           428,374
Notes receivable-trade, noncurrent portion                                 0                 0
Other assets                                                         400,681           233,527
                                                                 -----------------------------
Total assets                                                      26,283,576        26,061,743
                                                                 -----------------------------
                                                                 -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable-current portion                                      6,035,069           963,595
Trade accounts payable and accrued expenses                        3,626,519         5,436,445
Customer deposits                                                    171,972            23,365
Federal income taxes payable                                         264,964                 0
Deferred revenue-current portion                                      14,667            53,480
Billings in excess of costs and estimated earnings on
  uncompleted contracts                                               92,022            85,553
                                                                 -----------------------------
Total current liabilities                                         10,205,213         6,562,438
                                                                 -----------------------------
Long-term liabilities:
Notes payable, noncurrent portion                                  3,588,308         7,692,332
Deferred revenue, noncurrent portion                                       0                 0
Deferred income taxes                                                323,913           413,071
                                                                 -----------------------------
Total long-term liabilities                                        3,912,221         8,105,403
                                                                 -----------------------------
Total liabilities                                                 14,117,434        14,667,841
Stockholders' equity:
Common stock, $.01 par value; 100,000,000 authorized, issued and outstanding 3,754,230 and 3,677,816 shares at December 31,
  1997 and June 30, 1997, respectively                                37,542            36,778
Preferred stock, $.01 par value; 10,000,000 authorized, no
  shares issued and outstanding at December 31, 1997 and
  June 30, 1997, respectively
Additional paid-in capital                                         7,601,589         7,251,600
Retained earnings                                                  4,527,011         4,105,524
                                                                 -----------------------------
Total stockholders' equity                                        12,166,142        11,393,902
                                                                 -----------------------------
Total liabilities and stockholders' equity                        26,283,576        26,061,743
                                                                 -----------------------------
                                                                 -----------------------------

               See accompanying notes to consolidated financial statements.

                        IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        DECEMBER 31                DECEMBER 31
                                                  1997            1996         1997           1996
                                                  ----            ----         ----           ----
Sales:
Telecom and carrier                              6,018,532      4,945,364     10,764,584      9,528,296
Land mobile                                        591,242        897,434      1,198,057      1,420,571
Product resales                                          0      2,895,143              0      4,695,225
                                               --------------------------------------------------------
      Total sales                                6,609,774      8,737,941     11,962,641     15,644,092
Cost of sales-exclusive of items shown
  separately below                              (3,622,120)    (3,631,105)    (6,556,544 )   (7,004,414)
Cost of sale-product resales                             0     (3,001,575)             0     (4,680,001)
                                               --------------------------------------------------------
Gross profit                                     2,987,654      2,105,261      5,406,097      3,959,677
Selling expenses                                   431,658        274,300        792,667        494,702
General and administrative expenses              1,546,144      1,047,873      2,838,057      2,240,224
Depreciation and amortization                      514,338        342,649        981,733        635,415
                                               --------------------------------------------------------
Income from operations                             495,514        440,439        795,639        589,336
Other income (and expense)
Interest income                                     60,129          8,123        130,024         17,764
Interest expense                                  (168,168)      (131,976)      (347,844)      (231,490)
Equity in earnings (loss) of unconsolidated
  subsidiary                                             0         (7,379)             0            776
Gain (loss) from sale of assets                     (1,984)         4,704        110,168         18,148
Other                                                    0              0              0             28
                                               --------------------------------------------------------
Total other income (expense)                      (110,024)      (126,528)      (107,653)      (194,774)
                                               --------------------------------------------------------
Income before taxes                                385,491        313,911        685,987        394,562
                                               --------------------------------------------------------
Income tax expense                                 169,269        134,154        264,500        134,154
Net Income                                         216,122        179,757        421,487        260,408
                                               --------------------------------------------------------
                                               --------------------------------------------------------
Basic net income per share                             .06            .08            .11            .12
                                               --------------------------------------------------------
                                               --------------------------------------------------------
Diluted net income per share                           .05            .08            .11            .11
                                               --------------------------------------------------------
                                               --------------------------------------------------------

                  See accompanying notes to consolidated financial statements.

                          IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (Unaudited)

                                                           SIX MONTHS ENDED DECEMBER 31,
                                                               1997            1996
                                                               ----            ----
Cash flows from operating activities:
Net income                                                      421,487          260,408
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                   981,733          635,415
Gain from sale of KSG                                           (66,266)               0
Gain from sale of assets                                         (9,240)         (18,148)
Deferred income taxes                                            45,409           34,509
Equity in earnings (loss) of unconsolidated subsidiary          (34,662)            (776)
Changes in operating assets and liabilities:
  Accounts receivable                                          (718,331)         468,269
  Inventory                                                    (101,544)        (868,242)
  Costs and estimated earnings in excess of billings            242,862           52,410
  Prepaid expenses and deposits                                 (58,795)        (232,870)
  Deferred offering costs                                             0          (95,334)
  Other assets                                                 (205,805)         (56,096)
  Trade accounts payable and accrued expenses                (1,809,926)         (34,128)
  Customer deposits                                             148,607         (274,894)
  Deferred revenue                                              (38,813)         378,151
  Billings in excess of costs and estimated earnings              6,469           86,609
  Federal income taxes payable                                  264,964           (1,643)
                                                           ------------------------------
      Net cash provided (used) by operating activities          931,851          333,640
                                                           ------------------------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                  (5,254,425)      (2,431,532)
  Proceeds from disposal of property, plant and equipment        24,140           28,776
  Investments in unconsolidated subsidiary                      529,262          (50,000)
                                                           ------------------------------
      Net cash used in investing activities                  (4,701,023)      (2,452,756)
                                                           ------------------------------
Cash flows from financing activities:
  Proceeds from debt                                         14,280,634        2,684,377
  Debt payments                                             (13,331,275)        (654,706)
  Proceeds from issuance of common stock                        350,752            9,997
                                                           ------------------------------
      Net cash provided by financing activities               1,318,203        2,039,668
                                                           ------------------------------
Net decrease in cash for period                              (4,314,671)         (79,448)
Cash and cash equivalents at beginning of period              7,659,983          360,930
                                                           ------------------------------
Cash and cash equivalents at end of period                 $  3,345,312     $    281,482
                                                           ------------------------------
                                                           ------------------------------

               See accompanying notes to consolidated financial statements.

                     IWL COMMUNICATIONS, INCORPORATED
                Notes to Consolidated Financial Statements

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, are unaudited (except for the June 30, 1997 consolidated balance sheet, which was derived from the Company's audited financial statements included in its June 30, 1997 Form 10-K), but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

     Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1998.

2.   Inventories

     Inventories consist of the following (in Thousands):

                                        DECEMBER 31,
                                           1997             JUNE 30, 1997
                                        ------------        -------------
Material                                  1,005                  $413
Work In-Process                              18                 1,444
                                    -------------------------------------
Total                                     1,023                 1,857

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

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                          DECEMBER 31              DECEMBER 31
                                                      1997          1996       1997           1996
                                                      ----          ----       ----           ----
Numerator:
Net income (loss)                                       216          180        421            260

Denominator:
Denominator for basic earnings per share -
weighted-average shares outstanding                   3,753        2,234       3,737         2,234
Effect of dilutive securities:
Employee stock options                                  226           72         181            72
                                                      --------------------------------------------

Denominator for diluted earnings per share            3,979        2,306       3,918         2,306

Basic earnings per share                                .06          .08         .11           .12
Diluted earnings per share                              .05          .08         .11           .11

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

     In connection with product resales, the Company serves as the exclusive manufacturer's representative of Alcatel products to the U.S. oil and gas industry. In fiscal 1996 and 1997, the Company provided services to Shell Offshore Services Company, which included the resale of a significant amount of Alcatel products. For the years ended June 30, 1996 and 1997, Shell purchased from the Company approximately $10.6 million and $7.6 million of Alcatel products and other equipment and hardware, representing approximately 38.0% and 25.2%, respectively, of total sales during such periods. Although profitable, in total, the sale of Alcatel products to Shell significantly reduced the Company's gross margin in these periods. The Shell project was substantially completed in fiscal 1997 and, therefore, is not expected to contribute in a material manner to the Company's total sales in future periods.

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

RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996

     TOTAL SALES. Total sales decreased $2.1 million or 24.1% to $6.6 million for the three months ended December 31, 1997 from $8.7 million for the three months ended December 31, 1996. This decline was comprised of an increase of $1.1 million or 22.4% in the Company's telecom and carrier services, a decrease of $306,000 or 34.1% in the Company's land mobile services and a decrease of $2.9 million or 100% in product resales to a single customer. The increase in telecom and carrier revenues was largely attributable to increased traffic on the Company's telecom network in the Gulf of Mexico from the continued expansion of the Company's ODDS services. The decrease in Land Mobile resulted from decreased product and project sales. The product resales were substantially completed in fiscal 1997.

     GROSS MARGIN. Gross profit increased $882,000 or 41.9% to $3.0 million for the three months ended December 31, 1997 from $2.1 million for the three months ended December 31, 1996, representing gross margins of 45.2% and 24.1%, respectively. The increase in margin was due in principal part to the completion of the product resale to a single customer in May 1997, which had lower margins, and from changes in the Company's sales mix to higher margin services. Excluding product resales, gross profit for the three months ended December 31, 1996 would have been approximately $2.2 million representing a gross margin of 37.9%.

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

     INCOME TAX EXPENSE. Provision for income taxes increased $35,000 or 26.1% to $169,000 for the three months ended December 31, 1997 from $134,000 for the three months ended December 31, 1996 which represents an effective tax rate of 43.9% and 42.7% for each period, respectively.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

     TOTAL SALES. Total sales decreased $3.7 million or 23.7% to $11.9 million for the six months ended December 31, 1997 from $15.6 million for the six months ended December 31, 1996. This decrease was comprised of an increase of $1.2 million or 12.9% in the Company's telecom and carrier services, a decrease of $223,000 or 14.2% in the Company's land mobile services and a decrease of $4.7 million or 100% in product resales to a single customer. The increase in telecom and carrier revenues was largely attributable to increased traffic on the Company's telecom network in the Gulf of Mexico and the continued expansion of the Company's ODDS services in the Gulf of Mexico. The decrease in Land Mobile resulted from a decrease in product and project sales. The product resales were substantially completed in fiscal 1997.

     GROSS MARGIN. Gross profit increased $1.4 million or 35.6% to $5.4 million for the six months ended December 31, 1997 from $4.0 million for the six months ended December 31, 1996, representing gross margins of 45.1% and 25.3%, respectively. The increase in margin was due in principal part to the completion of the product resale to a single customer in May 1997, which had lower margins, and from changes in the Company's sales mix to higher margin services. Excluding product resales, gross profit for the six months ended December 31, 1996 would have been approximately $3.9 million representing a gross margin of 35.8%.

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

     INCOME TAX EXPENSE. Provision for income taxes increased $130,000 or 96.9% to $265,000 for the six months ended December 31, 1997 from $134,000 for the six months ended December 31, 1996 which represents an effective tax rate of 38.6% and 34% for each period, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended December 31, 1997, the Company generated $932,000 of cash in operating activities, borrowed an additional net amount of $949,359 from credit facilities, and received $351,000 from the sale and issuance of Common Stock. The Company invested $5.2 million in property and equipment (net of proceeds of $24,000 from certain dispositions of assets) and reduced its investment in an unconsolidated subsidiary by $529,262 through disposition. The increase in property, plant and equipment reflects the Company's work in progress in relation to the deployment of the Company's ODDS program and the development of its Gulf Coast Network. These activities decreased the Company's cash balance by $4.3 million to a balance of $3.3 million at December 31, 1997.

     The Company's working capital was $1.3 million at December 31, 1997. Accounts receivable increased $631,783 from $5.7 million at June 30, 1997 to $6.3 million at December 31, 1997, while inventory decreased from $1.9 million at June 30, 1997 to $1.0 million at December 31, 1997. Accounts payable and accrued expenses decreased from $5.4 million at June 30, 1997 to $3.6 million at December 31, 1997. In addition, the current portion of notes payable increased from $964,000 at June 30, 1997 to $6.0 million at December 31, 1997, while deferred revenue and customer deposits increased from $77,000 at June 30, 1997 to $187,000 at December 31, 1997. The increase in current portion of notes payable reflects the reclassification of the Company's working capital loan which will be due October 31, 1998.

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

     The maximum amount of the Working Capital Loan is $5.0 million subject to a borrowing base based on accounts receivables and inventory. The proceeds of the Working Capital Loan are to be used for working capital needs and general corporate purposes. The maximum amount of the Guidance Line is $5.0 million, which will be used to finance the Company's purchase and subsequent lease of telecommunications equipment. The Term Loan and the Working Capital Loan are collateralized by substantially all of the personal property of the Company. The Guidance Line is secured specifically by the equipment purchased with the proceeds thereof and by an assignment of the leases of such equipment, as well as the other personal property of the Company. The Company had approximately $900,000 available under the Working Capital Loan at December 31, 1997 and $5.0 million available under the Guidance Line. The Guidance Line is reduced by the term load created as the leased equipment is deployed. The interest rate on each facility is, at the Company's option, Bank One's base rate or 30, 60 or 90 day adjusted LIBOR plus 2.40%. The interest rate will be subject to downward adjustment in certain circumstances as specified in the credit agreement. The entire unpaid principal balance and accrued but unpaid interest for the Working Capital Loan will be due on October 31, 1998. The Guidance Line expires on May 1, 1998. The Term Loan matures on September 1, 2001.

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

                      IWL COMMUNICATIONS, INCORPORATED
                        PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

   3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed March 5, 1997, as amended, File No. 333-22801).

   3.2 Amended and Restated Bylaws of the Company, as amended by the Amendment to Amended and Restated Bylaws for the Company dated November 7, 1997 (incorporated by reference from Exhibit 3.2 to the Company's 10-Q for the period ending December 31, 1997 filed February 17, 1998, File No. 0-22293).

   4.1 Specimen certificate for the Common Stock of the Company (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed March 5, 1997, as amended, File No. 333-22801).

 +27.1     Financial Data Schedule.

-------------------------
+ Amended and filed herewith.

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


                                      IWL COMMUNICATIONS, INCORPORATED


Date: May 13, 1998                  By: /s/ Richard H. Roberson
                                        --------------------------------------
                                        Richard H. Roberson
                                        Chief Financial Officer and Director
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)