Form 10-Q
period 1998-03-31
IWL COMMUNICATIONS INC
filed 1998-05-15
CIK 1028299

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                            -----------------------------

                                      FORM 10-Q

[X]       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                                Exchange Act of 1934
                    For the Quarterly Period Ended March 31, 1998

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

COMMON STOCK, $0.01 PAR VALUE                      [3,975,607]
(Title of Each Class)           (Number of Shares Outstanding at April 30, 1998)

                          IWL COMMUNICATIONS, INCORPORATED
                                     FORM 10-Q
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                       INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
PART 1.   FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets at March 31,
          1998 and June 30, 1997                                           3

          Consolidated Statements of Operations for the Three
          Months and Nine Months Ended March 31, 1998 and 1997             4

          Consolidated Statements of Cash Flows for the Nine
          Months Ended March 31, 1998 and 1997                             5

          Notes to Consolidated Financial Statements                       6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      10

PART 2.   OTHER INFORMATION

Item 1.   Legal Proceedings                                               11

Item 2.   Changes in Securities and Use of Proceeds                       11

Item 6.   Exhibits and Reports on Form 8-K                                11

          SIGNATURES                                                      12

                     IWL COMMUNICATIONS, INC.  AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                        ASSETS                         MARCH 31, 1998    JUNE 30, 1997
                                                       --------------    -------------
Current assets
  Cash and cash equivalents                             $   719,906       $ 7,659,983
  Accounts receivable:
    Trade, less allowance for doubtful accounts of
      $157,293 and $100,936, respectively                 7,590,388         5,710,344
    Affiliate                                                68,816            67,074
    Other                                                   395,996           116,020
  Inventory                                                 998,036         1,856,617
Costs and estimated earnings in excess of billings on
    uncompleted contracts                                         0           242,862
  Deferred tax asset - current                              242,317           242,317
  Prepaid expenses and deposits                             924,068           388,272
                                                        -----------       -----------
          Total current assets                           10,939,527        16,283,489
                                                        -----------       -----------
Property, plant and equipment                            23,243,370        14,281,182
  Accumulated depreciation                               (6,573,100)       (5,164,829)
                                                        -----------       -----------
          Net property, plant and equipment              16,670,270         9,116,353
                                                        -----------       -----------
Investment in unconsolidated subsidiary                           0           428,374
Goodwill                                                  1,944,384                 0
Accumulated amoritization                                   (31,269)                0
                                                        -----------       -----------
Goodwill net of accumulated amoritization                 1,913,115                 0
Other assets                                                310,637           233,527
                                                        -----------       -----------
          Total assets                                  $29,833,549       $26,061,743
                                                        -----------       -----------
                                                        -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable - current portion                       $ 6,354,081       $   963,595
  Trade accounts payable and accrued expenses             3,974,432         5,436,445
  Customer deposits                                         360,347            23,365
  Federal income tax payable                                489,814                 0
  Deferred revenue - current portion                         15,549            53,480
  Billings in excess of costs and estimated earnings
    on uncompleted contracts                                143,592            85,553
                                                        -----------       -----------
          Total current liabilities                      11,337,815         6,562,438
                                                        -----------       -----------
Notes payable, noncurrent portion                         3,947,862         7,692,332
Deferred income taxes                                       413,071           413,071
                                                        -----------       -----------
    Total long-term liabilities                           4,360,933         8,105,403
                                                        -----------       -----------
Total liabillities                                       15,698,748        14,667,841
                                                        -----------       -----------
Stockholders equity:
  Common stock, $.01 par value.  100,000,000
    authorized, issued and outstanding 3,968,607
    and 3,677,816 shares in 1998 and 1997,
    respectively                                             39,686            36,778
  Additional paid-in capital                              9,172,572         7,251,600
  Retained earnings                                       4,917,597         4,105,524
  Translation adjustment                                      4,946                 0
                                                        -----------       -----------
          Total stockholders' equity                     14,134,801        11,393,902
                                                        -----------       -----------
Total liabilities and stockholders' equity              $29,833,549       $26,061,743
                                                        -----------       -----------
                                                        -----------       -----------

            See accompanying notes to consolidated financial statements.

                     IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                     MARCH 31                     MARCH 31
                                           --------------------------   ---------------------------
                                               1998           1997          1998           1997
                                           -----------    -----------   ------------   ------------
Sales:
  Telecommunications Services              $2,803,708     $2,297,732      7,957,915    $ 5,943,503
  Project/Other Revenue                     5,250,809      3,160,810     12,059,243     10,463,906
  Product resales                                   0      2,506,455              0      7,201,680
                                           ----------     ----------    -----------    -----------
          Total sales                       8,054,517      7,964,997     20,017,158     23,609,089
Cost of sales (exclusive of items
shown separately below)                     4,421,099      3,737,643     10,977,643     10,742,057
Cost of sales - product resales                     0      1,935,985              0      6,615,786
                                           ----------     ----------    -----------    -----------
          Gross profit                      3,633,418      2,291,369      9,039,515      6,251,246
Selling expenses                              446,294        337,306      1,238,961        831,908
General and administrative expenses         1,741,051      1,273,686      4,579,109      3,513,910
Depreciation and amortization                 647,330        347,185      1,629,063        982,600
                                           ----------     ----------    -----------    -----------
          Income from operations              798,743        333,192      1,592,382        922,828
                                           ----------     ----------    -----------    -----------
Other income (expense):
  Net Interest (expense)                     (154,596)      (124,655)      (372,416)      (338,381)
  Other income (expense)                          548        113,841        110,716        132,793
                                           ----------     ----------    -----------    -----------
          Total other income (expense)       (154,048)       (10,814)      (261,700)      (205,588)
                                           ----------     ----------    -----------    -----------
          Income before income taxes          644,695        322,378      1,330,682        717,240
Income tax expense                            254,109         94,531        518,609        228,685
                                           ----------     ----------    -----------    -----------
          Net income                       $  390,586     $  227,847        812,073        488,555
                                           ----------     ----------    -----------    -----------
                                           ----------     ----------    -----------    -----------
Net income per share
  Basic                                    $     0.10     $     0.10    $      0.21    $      0.22
  Diluted                                  $     0.09     $     0.10    $      0.20    $      0.21
Weighted average shares outstanding
  Basic                                     3,912,490      2,233,846      3,794,392      2,233,846
  Diluted                                   4,198,922      2,297,526      4,162,785      2,297,256

          See accompanying notes to consolidated financial statements.

                     IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               NINE MONTHS ENDED MARCH 31,
                                                                   1998            1997
                                                               -----------    ------------
Cash flows from operating activities:
Net income                                                    $   812,073     $   488,355
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization                                   1,629,063         982,600
Gain on sale of KSG                                               (66,226)             --
Gain from sale of assets                                           (9,828)        (64,699)
Deferred income taxes                                                  --          57,943
Equity in earnings (loss) of unconsolidated subsidiary            (34,662)        (68,094)
Changes in operating assets and liabilities:
  Accounts receivable                                          (2,161,761)      1,027,748
  Inventory                                                       858,582      (1,233,373)
  Costs and estimated earnings in excess of billings              242,862         (57,065)
  Prepaid expenses and deposits                                  (535,796)       (240,101)
  Other assets                                                    (77,110)        (66,914)
  Trade accounts payable and accrued expenses                  (1,462,014)        324,606
  Customer deposits                                               336,982        (286,854)
  Deferred revenue                                                (37,931)        (93,086)
  Billings in excess of costs and estimated earnings               58,039          84,767
  Federal income taxes payable                                    489,814         (20,191)
                                                             ------------     -----------
          Net cash provided (used) by operating activities         42,087         835,642
                                                             ------------     -----------
Cash flows from investing activities:
  Purchase of property, plant and equipment                    (9,026,074)     (3,481,281)
  Proceeds from disposal of property, plant and equipment          97,440          88,901
  Proceeds from notes receivable                                       --         191,906
  Purchase of ICEL                                               (609,822)             --
  Investments in unconsolidated subsidiary                        529,262         (50,000)
                                                             ------------     -----------
          Net cash used in investing activities                (9,009,194)     (3,250,474)
                                                             ------------     -----------
Cash flows from financing activities:
  Proceeds from debt                                           18,557,861       3,471,080
  Debt payments                                               (16,911,845)       (952,216)
  Deferred offering costs                                              --        (134,825)
  Proceeds from issuance of common stock                          376,068           9,997
                                                             ------------     -----------
          Net cash provided by financing activities             2,022,084       2,394,036
                                                             ------------     -----------
Effect of exchange rate on cash and equivalents                     4,946              --
Net decrease in cash for period                                (6,940,077)        (20,796)
Cash and cash equivalents at beginning of period                7,659,983         360,930
                                                             ------------     -----------
Cash and cash equivalents at end of period                   $    719,906     $   340,134
                                                             ------------     -----------
                                                             ------------     -----------


          See accompanying notes to consolidated financial statements.

                       IWL COMMUNICATIONS, INCORPORATED
                  Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accompanying condensed consolidated financial statement, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997, are unaudited (except for the June 30, 1997 consolidated balance sheet, which was derived from the Company's audited financial statements), but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.

Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the entire fiscal year.

2.   Inventories

Inventories consist of the following (in Thousands):

                                  MARCH 31, 1998    JUNE 30, 1997
                                  --------------    -------------
     Material                          549             $  413
     Work In-Process                   449              1,444
                                  -------------------------------
     Total                             998              1,857

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

                                                               THREE MONTHS ENDED  NINE MONTHS ENDED
                                                                    MARCH 31            MARCH 31
                                                                 1998      1997      1998      1997
                                                                 ----      ----      ----      ----
Numerator:
Net income (loss)                                                  391       228       812       488

Denominator:
Denominator for basic earnings per share - weighted-
average shares outstanding                                       3,912     2,234     3,794     2,234
Effect of dilutive securities:
Employee stock options                                             286        64       368        63
                                                                 -----------------------------------

Denominator for diluted earnings per share                       4,198     2,298     4,162     2,297

Basic earnings per share                                           .10       .10       .21       .22
Diluted earnings per share                                         .09       .10       .20       .21

4.   Acquisitions

          In January, the Company completed the acquisition of Integrated Communications and Engineering, Ltd. (ICEL), a communications systems integrator and maintenance provider in Aberdeen, Scotland. The Company paid a total purchase price of approximately $2.5 million comprised of $382,000 in cash and 207,266 shares of the Company's common stock.

     The acquisition was accounted for as a purchase and was effective as of January 1, 1998, therefore, the statement of operations for the three months ended March 31, 1998 reflects the operations of ICEL. The goodwill resulting from the acquisition is being amortized over 7 and 20 years.

     5.    Comprehensive Income

          The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires classification of items of other comprehensive income by nature in a financial statement and a breakout of the accumulated balance of other comprehensive income separately from retained earnings and additional paid in capital in the equity section of a statement of financial position. Reporting comprehensive income provides a measure of all changes in equity that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners. Adoption of this statement did not have a material effect on the Company's consolidated financial position or results of operation because there are no material differences between net income and comprehensive income in the Company's circumstances.

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

OVERVIEW

     The Company's total revenues are derived from the provision of a variety of services, including telecommunications services, project and other revenue. Telecommunications services include the resale of long distance telecommunications services, the provision of private leased lines, and lease or rental of telecommunications systems connected with the provision of telecommunications services. Project and other services consist of the performance of telecommunications projects involving the engineering and integration of telecommunications systems and the sales, service and maintenance of telecommunications equipment.

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 1998 AND 1997

     TOTAL REVENUES. Total revenues increased $90,000 or 1.1% to $8.1 million for the three months ended March 31, 1998 from $8.0 million for the three months ended March 31, 1997. This increase was comprised of an increase of $506,000 or 22.2% in the Company's telecommunications services, an increase of $2.1 million or 65.6% in the Company's project and other services revenue and a decrease of $2.5 million or 100% in product resales to a single customer. The increase in telecommunications services was largely attributable to increased traffic on the Company's telecom network in the Gulf of Mexico from the continued expansion of the Company's ODDS services. The increase in projects and other revenue resulted from increased sales of telecommunications equipment and related services. The product resale to a single customer were substantially completed in May 1997.

     GROSS MARGIN. Gross profit increased $1.3 million or 56.5% to $3.6 million for the three months ended March 31, 1998 from $2.3 million for the three months ended March 31, 1997, representing gross margins of 45.1% and 28.8%, respectively. The increase in margin was due in principal part to the completion of the product resale to a single customer in May 1997 and from increased demand for higher margin services. Excluding product resales, gross profit for the three months ended March 31, 1997 would have been approximately $1.7 million representing a gross margin of 31.5%.

     SELLING EXPENSES. Selling expenses increased $109,000 or 32.3% to $446,000 for the three months ended March 31, 1998 from $337,000 for the three months ended March 31, 1997. Selling expenses as a percentage of total revenues increased to 5.5% from 4.2% during these respective periods. The increase in selling expenses resulted from the addition of sales personnel and from increases in travel and advertising.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $467,000 or 35.9% to $1.7 million for the three months ended March 31, 1998 from $1.3 million for the three months ended March 31, 1997. As a percentage of total revenues, general and administrative expenses increased to 21.6% for the three months ended March 31, 1998 from 16.0% for the three months ended March 31, 1997. The increase in general and administrative expenses as a percentage of sales was primarily due to the decline in product resale overall. The increases in the dollar amount of general and administrative expenses over these periods were due in principal part to increased telephone expense, insurance expense, provision for bad debts, rent expense, and legal expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $300,000 or 86.5% to $647,000 for the three months ended March 31, 1998 from $337,000 for the three months ended March 31, 1997. This increase was primarily attributable to the acquisition of an additional $10.7 million of property, plant and equipment, comprised of $9.5 million in satellite, microwave and other telecommunications equipment, $1.1 million for computers, furniture and fixtures, service vehicles and test equipment and $127,000 for building and improvements.

     NET INTEREST EXPENSE. Net interest expenses increased $30,000 or 24.0% to $155,000 for the three months ended March 31, 1998 from $125,000 for the three months ended March 31, 1997. The Company's borrowings increased to $10.3 million for the three months ended March 31, 1998 from $7.3 million for the three months ended March 31, 1997. The increase in borrowings was used to fund acquisitions of property, plant and equipment.

     OTHER INCOME, NET. Other income for the three months ended March 31, 1998 included the Company's 50% ownership interest in the earnings of Kenwood Systems Group as well as certain other asset dispositions.

     INCOME TAX EXPENSE. Provision for income taxes increased $160,000 or 168.4% to $254,000 for the three months ended March 31, 1998 from $95,000 for the three months ended March 31, 1997 which represents an effective tax rate of 39.4% and 29.3% for each period, respectively.

COMPARISON OF NINE MONTHS ENDED MARCH 31, 1998 AND 1997

     TOTAL REVENUES. Total revenues decreased $3.6 million or 15.3% to $20.0 million for the nine months ended March 31, 1998 from $23.6 million for the nine months ended March 31, 1997. This decrease was comprised of an increase of $2.0 million or 33.9% in the Company's telecommunications services, an increase of $1.6 million or 15.2% in the Company's projects and other revenues and a decrease of $7.2 million or 100% in product resales to a single customer. The increase in telecommunications services was largely attributable to increased traffic on the Company's telecom network in the Gulf of Mexico and the continued expansion of the Company's ODDS services in the Gulf of Mexico. The increase in project and other revenues resulted from an increase in sales of telecommunications equipment and related services. The product resales were substantially completed in May 1997.

     GROSS MARGIN. Gross profit increased $2.8 million or 45.2% to $9.0 million for the nine months ended March 31, 1998 from $6.2 million for the nine months ended March 31, 1997, representing gross margins of 45.2% and 26.5%, respectively. The increase in margin was due in principal part to the completion of the product resale to a single customer in May 1997 and from changes in the Company's revenues mix to higher margin services. Excluding product resales, gross profit for the nine months ended March 31, 1997 would have been approximately $5.7 million representing a gross margin of 34.5%.

     SELLING EXPENSES. Selling expenses increased $407,000 or 48.9% to $1.2 million for the nine months ended March 31, 1998 from $832,000 for the nine months ended March 31, 1997. The increase in selling expenses resulted from increased salary expenses related to the addition of sales personnel and from increases in travel and advertising expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.1 million or 31.4% to $4.6 million for the nine months ended March 31, 1998 from $3.5 million for the nine months ended March 31, 1997. The increase in the dollar amount of general and administrative expenses over these periods were due in principal part to increases in salaries and personnel cost, and due to increases in telephone, insurance, rent, and legal expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $646,000 or 65.5% to $1.6 million for the nine months ended March 31, 1998 from $983,000 for the nine months ended March 31, 1997. This increase was the result primarily from increases in property, plant and equipment for infrastructure and network expansion.

     NET INTEREST EXPENSE. Net interest expense increased $34,000 or 10.1% to $372,416 for the nine months ended March 31, 1998 from $338,000 for the nine months ended March 31, 1997. The increase was comprised of an increase in interest expense of $172,000 to $534,000 from $362,000 for the comparable nine month period last year. This increase was offset by an increase in interest income of $138,000 to $162,000 from $24,000 for the same nine month period last year.

     OTHER INCOME, NET. Other income for the nine months ended March 31, 1998 included the gain of $101,000 resulting from the disposition of the Company's 50% ownership in Kenwood Systems Group as well as certain other asset dispositions. Other income for the nine months ended March 31, 1997 included the Company's 50% ownership interest in the earnings of Kenwood Systems Group as well as certain other asset dispositions.

     INCOME TAX EXPENSE. Provision for income taxes increased $290,000 or 126.6% to $518,000 for the nine months ended March 31, 1998 from $229,000 for the nine months ended March 31, 1997 which represents an effective tax rate of 39.0% and 31.9% for each period, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended March 31, 1998, the Company generated $42,000 of cash in operating activities, borrowed an additional net amount of $1.6 million from credit facilities, and received $376,000 from the sale and issuance of Common Stock. The Company invested $8.9 million in property and equipment (net of proceeds of $97,000 from certain dispositions of assets) and reduced its investment in an unconsolidated subsidiary by $529,262 through disposition. The Company also expended $610,000 to acquire Integrated Communications and Engineering, LTD. in January, 1998. The increase in property, plan and equipment reflects the Company's work in progress in relation to the deployment of the Company's ODDS program and the development of its Gulf Coast Network. These activities decreased the Company's cash balance by $6.9 million to a balance of $720,000 at March 31, 1998.

     The Company's working capital was ($400,000) at March 31, 1998.
Accounts receivable increased $1.9 million from $5.7 million at June 30, 1997 to $7.6 million at March 31, 1998, while inventory decreased from $1.9 million at June 30, 1997 to $1.0 million at March 31, 1998. Accounts payable and accrued expenses decreased from $5.4 million at June 30, 1997 to $4.0 million at March 31, 1998. In addition, the current portion of notes payable increased from $964,000 at June 30, 1997 to

$6.4 million at March 31, 1998, while deferred revenue and customer deposits increased from $77,000 at June 30, 1997 to $376,000 at March 31, 1998. The increase in current portion of notes payable reflects the reclassification of the Company's working capital loan which will be due October 31, 1998.

     The Company has three credit facilities with Bank One, Texas, N.A., its primary lender, to provide working capital and finance equipment to be leased by the Company to its customers. In May 1997, the Company entered into a commitment to obtain a secured revolving line of credit (the "Working Capital Loan"), a secured guidance line of credit (the "Guidance Line"), and a term facility (the "Term Loan") from Bank One, Texas, N.A. The Working Capital Loan and Guidance Line were finalized as of August 1, 1997, and the Term Loan was finalized as of August 28, 1997.

     The maximum amount of the Working Capital Loan is $5.0 million subject to a borrowing base based on accounts receivables and inventory. The proceeds of the Working Capital Loan are to be used for working capital needs and general corporate purposes. The maximum amount of the Guidance Line is $5.0 million, which will be used to finance the Company's purchase and subsequent lease of telecommunications equipment. The Term Loan and the Working Capital Loan are collateralized by substantially all of the personal property of the Company. The Guidance Line is secured specifically by the equipment purchased with the proceeds thereof and by an assignment of the leases of such equipment, as well as the other personal property of the Company. The Company had approximately $1.2 million available under the Work Capital Loan at March 31, 1998 and $4.0 million available under the Guidance Line. The Guidance Line is reduced by the term load created as the leased equipment is deployed. The interest rate on each facility is, at the Company's option, Bank One's base rate or 30, 60 or 90 day adjusted LIBOR plus 2.40%. The interest rate will be subject to downward adjustment in certain circumstances as specified in the credit agreement. The entire unpaid principal balance and accrued but unpaid interest for the Working Capital Loan will be due on October 31, 1998. The Guidance Line expires on May 1, 1998. The Term Loan matures on September 1, 2001.

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

YEAR 2000

     As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 computer software failures. The Company is addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. The Company has and will continue to make certain investments in its software system and applications to ensure the Company is Year 2000 compliant. The financial impact to the Company has not yet been fully determined, however, such impact is not anticipated to have a material adverse effect on the Company.

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

Item 2.   Changes in Securities and Use of Proceeds

     On June 12, 1997 (the "Effective Date"), the Company's Registration Statement on Form S-1 (Registration No. 333-22801) relating to its initial public offering (the "IPO") was declared effective and the offering of up to 1,667,500 shares of the Company's Common Stock covered by such Registration Statement commenced. The IPO was managed by Cruttenden Roth Incorporated, as the representative (the "Representative") of the several underwriters (the "Underwriters") of the IPO. Of the shares of Common Stock sold by the Company, 1,450,000 shares were sold in June 1997 and 62,495 shares (which were subject to an overallotment option granted by the Company to the Underwriters) were sold in July 1997. From the Effective Date of the IPO until March 31, 1998, total expenses of approximately $1,775,097 were incurred for the Company's account in connection with the 1,512,495 shares of Common Stock sold in the IPO, which expenses consisted of: (i) $635,000 representing underwriting discounts and commissions paid to the Underwriters;
(ii) $272,000 representing a nonaccountable expense allowance paid to the Representative; and (iii) other offering expenses, including without limitation, attorney's fees, accountants' fees, printing costs and filing fees, of approximately $868,097. None of such expense payments were direct or indirect payments to directors or officers of the Company or their associates or to persons owning 10 percent or more of any class of equity securities of the Company or to affiliates of the Company. The net offering proceeds of 1,512,495 shares sold by the Company in the IPO, after deducting such total expenses, was approximately $7.3 million through March 31, 1998. The Company had expended $4.8 million on infrastructure, property and equipment, retired debit of $667,000, and used $533,000 for working capital support.

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

     3.2 Amended and Restated Bylaws of the Company, as amended by the Amendment to Amended and Restated Bylaws for the Company dated November 7, 1997 (incorporated by reference from Exhibit 3.2 to period ending December 31, 1997 filed
               February 17, 1998, File No. 0-22293).

     4.1 Specimen certificate for the Common Stock of the Company (incorporated by reference from Exhibit 4.1 to the Company's Registration
               Statement on Form S-1 filed March 5, 1997, as amended, File No.
               333-22801).

   +27.1  Financial Data Schedule.

(b)  Reports on Form 8-K

     Current report on Form 8-K dated as of January 29, 1998, and filed February 6, 1998, regarding the acquisition of Integrated Communications and Engineering Limited.

     Current report on Form 8-K dated as of February 16, 1998, and filed March 3, 1998, regarding the Agreement and Plan of Merger and Plan of Exchange.

----------------------
+ Filed herewith.

                        IWL COMMUNICATIONS, INCORPORATED


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        IWL COMMUNICATIONS, INCORPORATED


Date: May 15, 1998                      By: /s/ Richard H. Roberson
                                            ------------------------------------

                                        Richard H. Roberson
                                        Chief Financial Officer and Director
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)