Form 10-Q/A
period 1997-09-30
IWL COMMUNICATIONS INC
filed 1998-06-22
CIK 1028299

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                              ----------------

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

                                AMENDMENT NO. 1

     The undersigned registrant hereby files this Amendment No. 1 to reflect the following change to the financial statements previously filed resulting from an audit of the registrant's financial statements for the six months ended December 31, 1997: (i) a reclassification of network buildout in process to property, plant and equipment and (ii) a reclassification of gain from sale of investment in unconsolidated subsidiary and equity in earnings of unconsolidated subsidiary from gain from sale of assets.

                           IWL COMMUNICATIONS, INCORPORATED
                                     FORM 10-Q/A
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                        INDEX

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

PART 2.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                             11

         SIGNATURES                                                                   12

                      IWL COMMUNICATIONS, INC.  AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                    (UNAUDITED)

                               ASSETS
                                                     September 30,    June 30,
                                                          1997          1997
                                                     ------------    ----------
 Current assets:
 Cash and cash equivalents .......................    $ 4,650,365   $ 7,659,983
 Accounts receivable
 Trade, less allowance for doubtful accounts of
   $118,588 and $100,936 respectively ...........       5,555,838     5,710,344
 Affiliate ......................................          56,972        67,074
 Other ..........................................         128,956       116,020
 Notes receivable-trade, current portion ........              --            --
 Inventory ......................................       1,022,239     1,856,617
 Costs and estimated earnings in excess of
   billings on uncompleted contracts ............         182,179       242,862
 Deferred tax asset-current .....................         242,317       242,317
 Prepaid expenses and deposits ..................         500,287       388,272
                                                      -------------------------
 Total current assets ...........................      12,339,153    16,283,489
 Property, plant and equipment ..................      17,628,656    14,281,182
 Accumulated depreciation .......................      (5,568,184)   (5,164,829)
 Net property, plant and equipment ..............      12,060,472     9,116,353
 Investment in unconsolidated subsidiary ........              --       428,374
 Notes receivable-trade, noncurrent portion .....              --            --
 Other assets ...................................         306,422       233,527
                                                      -------------------------
 Total assets ...................................     $24,706,047   $26,061,743
                                                      -------------------------
                                                      -------------------------

                    LIABILITIES AND STOCKHOLDERS  EQUITY

 Current liabilities:
 Notes payable-current portion .................      $ 1,504,610   $   963,595
 Trade accounts payable and accrued expenses ...        3,554,402     5,436,445
 Customer deposits .............................           23,365        23,365
 Federal income taxes payable ..................           95,695            --
 Deferred revenue-current portion ..............           27,628        53,480
 Billings in excess of costs and estimated
   earnings on uncompleted contracts ...........               --        85,553
                                                      -------------------------
 Total current liabilities .....................        5,205,700     6,562,438
 Notes payable, noncurrent portion .............        7,185,238     7,692,332
 Deferred revenue, noncurrent portion ..........               --            --
 Deferred income taxes .........................          413,071       413,071
                                                      -------------------------
 Total liabilities .............................       12,804,009    14,667,841

 Stockholders  equity:
   Common stock, $.01 par value; 100,000,000
    authorized; 3,740,311 and 3,677,816 shares
    issued and outstanding, respectively .......           37,403        36,778
   Preferred stock, $.01 par value; 10,000,000
    authorized, no shares issued and
     outstanding ...............................               --            --
 Additional paid-in capital ....................        7,553,845     7,251,600
 Retained earnings .............................        4,310,790     4,105,524
                                                      -------------------------
 Total stockholders  equity ....................       11,902,038    11,393,902
 Commitments and contingencies
 Total liabilities and stockholders equity .....      $24,706,047   $26,061,743
                                                      -------------------------
                                                      -------------------------

          See accompanying notes to consolidated financial statements.

                  IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                      Three months ended
                                                  September 30, 1997 and 1996
                                                     1997             1996
                                                     ----             ----
 Sales:
 Telecom and carrier .........................   $ 4,746,052        $ 4,582,932
 Land mobile .................................       606,815            523,137
 Product resales .............................            --          1,800,082
                                                 -----------        -----------
           Total sales .......................     5,352,867          6,906,151
 Cost of sales-exclusive of items shown
   separately below ..........................    (2,934,424)        (3,373,309)
 Cost of sale-product resales ................            --         (1,678,426)
                                                 -----------        -----------
 Gross profit ................................     2,418,443          1,854,416
 Selling expenses ............................       361,009            220,402
 General and administrative expenses .........     1,291,913          1,192,351
 Depreciation and amortization ...............       467,395            292,766
                                                 -----------        -----------
 Income from operations ......................       298,126            148,897
                                                 -----------        -----------
 Other income (and expense)
 Interest income .............................        69,895              9,641
 Interest expense ............................      (179,676)           (99,514)
 Gain from sale of investment in
   unconsolidated subsidiary..................        66,266                 --
 Equity in earnings of unconsolidated
   subsidiary ................................        34,662              8,155
 Gain from sale of assets ....................        11,224             13,444
 Total other income (expense) ................         2,371            (68,274)
                                                 -----------        -----------
 Income before taxes .........................       300,497             80,623
 Income tax expense ..........................        95,231             27,500
                                                 -----------        -----------
 Net income ..................................   $   205,266        $    53,123
                                                 -----------        -----------
                                                 -----------        -----------
 Net income per share ........................   $      0.06        $      0.02
 Weighted average shares outstanding .........     3,719,932          2,232,967

             See accompanying notes to consolidated financial statements.

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                Three months ended September 30,
                                                        1997 and 1996
                                                     1997           1996
                                                 -----------    -----------
Cash flows from operating activities:
Net income                                       $   207,324    $    53,123
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation and amortization                        467,395        292,765
Gain from sale of assets                            (112,152)       (13,424)
Deferred income taxes                                      -              -
Equity in earnings (loss) of unconsolidated
subsidiary                                                 -         (8,155)
Changes in operating assets and liabilities:
  Accounts receivable                                151,672      1,356,830
  Inventory                                          834,378       (907,782)
  Costs and estimated earnings in excess
   of billings                                        60,683
  Prepaid expenses and deposits                     (112,015)       (28,946)
  Other assets                                       (72,895)       (84,986)
  Trade accounts payable and accrued
   expenses                                       (1,882,043)      (527,392)
  Customer deposits                                        -       (197,477)
  Deferred revenue                                    25,852        (28,029)
  Billings in excess of costs and
   estimated earnings                                 85,553              -
  Federal income taxes payable                       (95,695)       (15,500)
                                                 ---------------------------
    Net cash used in operating
     activities                                     (441,943)      (108,973)

Cash flows from investing activities:
  Purchase of property, plant and
   equipment                                       (3,347,474)   (1,226,176)
  Proceeds from disposal of property,
   plant and equipment                                14,633         10,805
  Proceeds from notes receivable                           -         74,945
  Investments in unconsolidated subsidiary           428,374        (50,000)
                                                 ---------------------------
    Net cash used in investing
    activities                                    (2,904,467)    (1,190,426)

Cash flows from financing activities:
  Proceeds from debt                               1,684,952     10,110,046
  Debt payments                                   (1,651,030)    (8,539,194)
  Proceeds from issuance of common stock             302,870              -
                                                 ---------------------------
    Net cash provided by financing
    activities                                       336,792      1,570,852

Net increase (decrease) in cash for period        (3,009,618)       271,453
Cash and cash equivalents at beginning of
 period                                            7,659,983        360,930

Cash and cash equivalents at end of period       $ 4,650,365    $   632,383

Supplemental disclosures of cash flow
 information:
  Cash paid during the year for interest         $   179,676    $    99,514
                                                 ---------------------------
                                                 ---------------------------
  Cash paid during the year for income           $         -    $         -
   taxes
                                                 ---------------------------
                                                 ---------------------------

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

2.  Inventories

Inventories consist of the following (in Thousands):

                                  September 30, 1997     June 30, 1997
                                  ------------------     -------------
 Material                             $   551               $   413
 Work In-Process                          471                 1,444
                                      -------               -------
 Total                                  1,022                 1,857

3.  Restatement of Amounts Previously Reported

Subsequent to reporting its operations for the three months ended September 30, 1997, the Company discovered the following misclassifications. The Company reclassified (i) the network buildout in process to property, plant and equipment from inventory, and (ii) gain from sale of investment in unconsolidated subsidiary and equity in earnings of unconsolidated susidiary from gain from sale of assets.

The following table reflects the amounts previously reported in the September 30, 1997 Form 10-Q, reclassifications required and final amounts in the September 30, 1997 financial statements:

                                                      Previously
                                                       Reported           Reclassification        Adjusted
Consolidated Statements of Operations                 ----------          ----------------       ----------
-------------------------------------
Gain from sale of assets                                 112,152             (100,928)(a)            11,224
Gain from sale of investment in unconsolidated
  subsidiary                                                  --               66,266 (a)            66,266
Equity in earnings of unconsolidated
  subsidiary                                                  --               34,662 (a)            34,662

Consolidated Balance Sheets
--------------------------
Inventory                                              3,599,483           (2,577,244)(b)         1,022,239
Total current assets                                  14,916,397           (2,577,244)           12,339,153
Property, plant and equipment                         15,051,412            2,577,244(b)         17,628,656

Consolidated Statement of Cash Flows
------------------------------------
Net cash used in operating activities                 (3,019,187)           2,577,244              (441,943)
Net cash used in investing activities                   (327,223)          (2,577,244)           (2,904,467)

(a) To reclassify gain from sale of investment in unconsolidated subsidiary and equity in earnings of unconsolidated subsidiary from gain from sale of assets.

(b) To reclassify $2,577,244 to property, plant and equipment from inventory for the network buildout under construction.

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

                                                        Three Months Ended
                                                          September 30,
                                                      ---------------------
                                                       1996            1997
 SALES:                                                ----            ----
    Telecom and carrier.. . . . . . . . . . . .        66.4%          88.7%
    Land mobile . . . . . . . . . . . . . . . .         7.5           11.3
    Product resales . . . . . . . . . . . . . .        26.1              0
                                                      ------        -------
      Total sales . . . . . . . . . . . . . . .       100.0          100.0
 Cost of sales. . . . . . . . . . . . . . . . .        48.8           54.8
 Cost of sale-product resales . . . . . . . . .        24.3              0
 Gross margin . . . . . . . . . . . . . . . . .        26.9           45.2
 Selling expenses . . . . . . . . . . . . . . .         3.2            6.7
 General and administrative expenses. . . . . .        17.3           24.1
 Depreciation and amortization. . . . . . . . .         4.2            8.8
                                                      ------        -------
 Total operating expenses . . . . . . . . . . .        24.7           39.5
                                                      ------        -------
 Income from operations . . . . . . . . . . . .         2.2            5.6
 Net interest expense . . . . . . . . . . . . .         1.3            2.0
 Other income, net  . . . . . . . . . . . . . .         0.3            2.0
                                                      ------        -------
 Income before income taxes . . . . . . . . . .         1.2            5.6
 Income tax expense . . . . . . . . . . . . . .          .4            1.8
                                                      ------        -------
 Net income . . . . . . . . . . . . . . . . . .          .8%           3.8%
                                                      ------        -------
                                                      ------        -------

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

    GROSS PROFIT. Gross profit increased $564,000 or 30.4% to $2.4 million for the three months ended September 30, 1997 from $1.9 million for the three months ended September 30, 1996, representing gross margins of 45.2% and 26.9%, respectively. The increase in margin was due in principal part to the completion of the product resale to a single customer in May 1997 and from changes in the Company's sales mix to higher margin services. Excluding product resales, gross profit for the three months ended September 30, 1996 would have been approximately $1.7 million representing a gross margin of 34.0%.

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

    GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $100,000 or 8.3% to $1.3 million for the three months ended September 30, 1997 from $1.2 million for the three months ended September 30, 1996. As a percentage of total sales, general and administrative expenses increased to 24.1% for the three months ended September 30, 1997 from 17.3% for the three months ended September 30, 1996. The increase in general and administrative expenses as a percentage of sales was primarily due to the decline in product resales overall. The increases in the dollar amount of general and administrative expenses over these periods were due in principal part to increased telephone expense, insurance expense, rent expense and legal expenses.

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

    OTHER INCOME, NET. Other income for the three months ended September 30, 1997 included the gain of $66,000 resulting from the disposition of the Company's 50% ownership in Kenwood Systems Group as well as certain other asset dispositions. Other income for the three months ended September 30, 1996 and 1997 included the Company's 50% ownership interest in the earnings of Kenwood Systems Group as well as certain other asset dispositions.

    INCOME TAX EXPENSE. Provision for income taxes increased $68,000 or 247% to $95,000 for the three months ended September 30, 1997 from $27,500 for the three months ended September 30, 1996 which represents an effective tax rate of 31.6% and 34.1% for each period, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    During the three months ended September 30, 1997, the Company used $442,000 of cash in operating activities, borrowed an additional net amount of $34,000 from credit facilities, and received $303,000 from the sale and issuance of Common Stock. The Company invested $3.3 million in property and equipment (net of proceeds of $15,000 from certain dispositions of assets) and reduced its investment in an unconsolidated subsidiary by $428,324 through disposition. These activities decreased the Company's cash balance by $3.0 million to a balance of $4.7 million at September 30, 1997.

    The Company's working capital declined to $7.1 million at September 30, 1997 from $9.7 million at June 30, 1997. Accounts receivable decreased $155,000 from $5.7 million at June 30, 1996 to $5.6 million at September 30, 1997, while inventory decreased from $1.9 million at June 30, 1997 to $1.0 million at September 30, 1997. In addition, the current portion of notes payable increased from $964,000 at June 30, 1996 to $1.5 million at September 30, 1997, while deferred revenue and customer deposits decreased from $77,000 at June 30, 1997 to $51,000 at September 30, 1997.

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

       +27.1  Financial Data Schedule.

(b)     Reports on Form 8-K

        None.

--------------
+ Amended and filed herewith.

                       IWL COMMUNICATIONS, INCORPORATED

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     IWL COMMUNICATIONS, INCORPORATED


Date:    June 18, 1998               By: /s/ Richard H. Roberson
                                         --------------------------

                                         Richard H. Roberson
                                         Chief Financial Officer and Director
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)