Form 10-KT
period 1997-12-31
IWL COMMUNICATIONS INC
filed 1998-06-22
CIK 1028299

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549
                                     ___________

                                      FORM 10-K

          FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

/ / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED ______________________.
                                          OR
/X/ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM JULY 1, 1997 TO DECEMBER 31, 1997.

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

Securities registered pursuant to Section 12(g) of the Act:    COMMON STOCK,
          (Title of Class)                                     $0.01 PAR VALUE


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

     The aggregate market value of the voting stock (which consists solely of shares of Common Stock) held by non-affiliates of the registrant as of June 15, 1998, computed by reference to the closing sales price of the registrant's Common Stock on the Nasdaq National Market on such date, was approximately $29,820,512.

     The number of shares of the registrant's Common Stock outstanding as of June 15, 1998 was 3,986,718.

                                  TABLE OF CONTENTS

                                                                          PAGE
                                                                           NO.
                                                                           ---

                                      PART I
 Item  1.  Business  . . . . . . . . . . . . . . . . . . . . . . . . .        1
 Item  2.  Properties  . . . . . . . . . . . . . . . . . . . . . . . .       17
 Item  3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .       18
 Item  4.  Submission of Matters to a Vote of Security Holders . . . .       18

                                     PART II
 Item  5.  Market for the Registrant's Common Equity and Related
           Stockholder Matters . . . . . . . . . . . . . . . . . . . .       18
 Item  6.  Selected Consolidated Financial Data  . . . . . . . . . . .       20
 Item  7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . .       21
 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.       29
 Item  8.  Financial Statements  . . . . . . . . . . . . . . . . . . .       29
 Item  9.  Changes in and Disagreements With Accountants on Accounting
           and Financial Disclosure  . . . . . . . . . . . . . . . . .       29

                                     PART III
 Item 10.  Directors and Executive Officers of the Registrant  . . . .       29
 Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . .       33
 Item 12.  Security Ownership of Certain Beneficial Owners and
           Management  . . . . . . . . . . . . . . . . . . . . . . . .       36
 Item 13.  Certain Relationships and Related Transactions  . . . . . .       38

 Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       41
 Index to Consolidated Financial Statements  . . . . . . . . . . . . .      F-1

                                        PART I

ITEM 1.  BUSINESS

BUSINESS OVERVIEW

     IWL Communications, Incorporated ("IWL" or the "Company") commenced doing business as IWL Communications in 1981 and was incorporated as a Texas corporation in 1983. IWL delivers voice, data and broadband services to its customers by utilizing a broad range of analog and digital technologies, including satellite, microwave radio, trunked/conventional two-way radio and fiber optic cable. IWL's core business to date has focused on the provision of communications solutions for customers in the oil and gas industry, such as Amoco Eurasia Petroleum Company, Chevron Information Technology Company, Polar Lights Company (a joint venture of Conoco Oil Company), Exxon Computing Services Company and Shell Offshore Services Company. IWL provides extensive local and long distance voice and data services to oil and gas customers in the Gulf of Mexico and elsewhere in the world. Through its recent acquisition of ICEL, IWL has expanded its customer base to include customers in the North Sea.

     IWL provides its telecommunications services through a satellite network consisting of leases for access to multiple satellites, a microwave network, two-way radio licenses and carrier agreements for long distance service combined with a switch-based network. The IWL satellite network includes VSAT networks, including two Ku band hub earth stations in Houston. IWL's microwave network includes a system that has been built by IWL onshore in the Texas and Louisiana Gulf Coast region and extends offshore into the Gulf of Mexico. Additionally, IWL has access to capacity from other microwave systems owned by carriers throughout the Louisiana Gulf Coast region and offshore in the Gulf of Mexico. In order to provide its wireless mobile services, IWL owns various radio systems that provide two-way voice communications and has obtained approximately 35 FCC licenses with approximately 300 frequency pairs.

     In 1997, IWL installed a tandem switch and a value-added services platform in Houston, Texas. This switch and platform enabled IWL to lower the cost of providing local and long distance voice services. IWL has received approval to operate as a competitive local exchange carrier ("CLEC") in Texas and Louisiana and is able to provide unbundled network elements of the local services of Southwestern Bell, GTE and BellSouth. In 1998, IWL installed an end-office switch in Houston to provide LEC services through (i) reselling the services of incumbent local exchange carriers ("ILECs") and through (ii) providing such services through the use of IWL's switch and leasing unbundled network elements from ILECs.

     IWL has developed a high level of complex project management expertise through planning, designing and implementing total communications solutions for multi-site customers with operations located in remote areas.

RECENT DEVELOPMENTS

     On February 16, 1998, the Company entered into an Agreement and Plan of Merger and Plan of Exchange (as amended, the "Merger Agreement") among the Company, CapRock Communications Corp., a Texas corporation now known as CapRock Telecommunications Corp. ("Telecommunications"), IWL Holdings Corp., a Texas corporation now known as CapRock Communications Corp. ("Holdings"), IWL Acquisition Corp., a Texas corporation ("I-Sub"), CapRock Acquisition Corp., a Texas corporation ("C-Sub"), and CapRock Fiber Network, Ltd., a Texas limited partnership (the "Partnership"). The Merger Agreement provides, among other things, for (a) the merger of I-Sub with and into IWL (the "IWL Merger"), with IWL surviving the IWL Merger as a wholly owned subsidiary of Holdings, (b) the exchange (the "Interest Exchange" and, together with the Mergers (as defined below), the "Transaction") of all of the general and limited partnership interests (collectively, the "Partnership Interests") in the Partnership for shares of the common stock, par value $.01 per share, of Holdings, and (c) the merger of C-Sub with and into Telecommunications (the "CapRock Merger" and together with the IWL Merger, the "Mergers"), with Telecommunications surviving the CapRock Merger as a wholly owned subsidiary of Holdings. Upon the effectiveness of the Mergers, the holders of IWL Common Stock and the holders of CapRock Common Stock will become shareholders of Holdings. The Mergers are expected to become effective after the receipt of the requisite regulatory and shareholder approvals.
Upon consummation of the Interest Exchange, and after giving effect to the indirect contribution by Holdings to Telecommunications of the general partner interest received by Holdings in the Interest Exchange, Telecommunications will become a substituted general partner of the Partnership, Holdings will become a substituted limited partner of the Partnership and the holders of Partnership Interests will become shareholders of Holdings. The original Merger Agreement (as amended in April 30, 1998) provided that each outstanding share of IWL common stock would be converted into one share of Holdings common stock, each outstanding share of Telecommunications common stock would be converted into .75295288 shares of Holdings common stock and, upon consummation of the Interest Exchange, each one percent (1%) general or limited partnership interest in the Partnership that was validly tendered to and accepted by Holdings would be exchanged for 26,619.8 shares of Holdings common stock. On June 20, 1998, the original Merger Agreement was amended for the second time. The First Amendment to the Merger Agreement was made on April 30, 1998 to make minor adjustments to the number of shares of Holdings common stock into which each outstanding share of Telecommunications common stock would be converted in order to address calculation errors in the number of options and shares of Telecommunications common stock that were outstanding. Such amendment did not change any of the other exchange ratios or change the total number of shares that had been approved for issuance by Holdings. The Second Amendment provided that each outstanding share of IWL common stock would be converted into one share of Holdings common stock, each outstanding share of Telecommunications common stock would be converted into 1.789030878 shares of common stock of Holdings and each one percent (1%) general or limited partnership interest in the Partnership that was validly tendered to and accepted by Holdings would be exchanged for 63,194.54 shares of Holdings common stock. The amendment is expected to result in an additional 14,639,148 shares of Holdings common stock being issued, for a total of 29,738,607 (assuming all of the partnership interests are validly tendered to and accepted by Holdings in the exchange offer). The Second Amendment and the revised exchange ratios were prompted by assertions by Telecommunications and the Partnership that the reduction in IWL's revenues from its plan and the delays in contracts, among other factors, constituted a Material Adverse Effect (as defined in the Merger Agreement) with respect to IWL which could reasonably be expected to have have a Material Adverse Effect on Telecommunications and the Partnership. In lieu of terminating the Merger Agreement or disputing whether such a right to terminate existed, the parties agreed to modify the exchange ratios. In modifying the exchange ratios, the parties considered, among other factors, (i) contract delays causing lower IWL project revenues and operating income than those set forth in the IWL business plan furnished to Telecommunications and the Partnership in connection with the original negotiations of the Merger Agreement, (ii) the continued improvement in Telecommunications' and the Partnership's operations, and (iii) the significant expansion in Telecommunications' and the Partnership's business plans from the plans furnished to IWL in connection with the original negotiations of the Merger Agreement. The second amendment also removed various conditions to closing that had been met or which had been determined to not be material.

     On January 22, 1998, to expand its presence in the North Sea, IWL purchased all of the issued share capital of Integrated Communications and Engineering Limited, a limited company incorporated in Scotland ("ICEL") from its shareholders and paid the sum of L230,540.06 or U.S.$377,854 and issued to such shareholders 207,266 shares of IWL common stock.

SERVICE OFFERINGS

     IWL's service offerings consist of telecom and carrier services, land mobile services and product resales.

TELECOM AND CARRIER SERVICES

     IWL currently offers its customers a single source for voice, data and Internet communications services. To provide its customers with total, integrated communications services, IWL performs many functions, including system specification, project engineering, integration, equipment procurement, test, installation and maintenance and network management.

     IWL's expertise in planning, designing and implementing communications solutions for customers with operations in remote regions or underdeveloped areas allows IWL, from time to time, to provide communications services for special projects with critical-timing requirements or other extreme and unusual challenges. These special projects offer IWL opportunities to realize gross margins that are higher than those typically earned by IWL on other projects.

     IWL's telecom services also provide the connection between other carriers' network and a customer's location. Although this connection can span large distances, it is commonly referred to as last-mile connectivity. IWL's Offshore Dedicated Digital Services Program ("ODDS"), which delivers connectivity to offshore locations, exemplifies IWL's last-mile connectivity services in the Gulf of Mexico. ODDS is a fully digital communications system that is flexible enough to be reconfigured to a new location after the customer's drilling rig changes locations. In order to provide last-mile connectivity, IWL utilizes a variety of equipment and services. Satellite services are used where access to the public switched telephone network is not available on other transmission media and other means of connectivity, such as microwave or fiber optic cable, are cost prohibitive based on the volume of the data being transmitted. The public switched network is a direct distance dialing telephone network available for public use, which consists of an integrated system of transmission and switching facilities, signaling processors and associated operations support systems, that is shared by customers. IWL owns and operates two satellite earth stations in Friendswood, Texas and has space segment agreements with Orion and GTE Spacenet to use their respective satellites. IWL's earth stations receive signals from and transmit signals to orbital satellites, which have footprints covering parts of the U.S. and Europe.

     The IWL-owned digital microwave network in the Gulf of Mexico consists of five microwave repeaters that cover over 40 drilling sites in a 100 mile radius. IWL has installed microwave infrastructure where capacity is required for data transmissions and there is no existing infrastructure or, if there is such infrastructure, it cannot be used cost effectively. In areas not served by IWL's microwave network, IWL leases the right to install microwave repeaters on other companies' digital microwave networks. In addition, for onshore remote communications, radio telephone is used between the microwave backbone (such as microwave radios) and destinations within the line of sight of such backbone.

     In addition to providing its customers with project-specific communications solutions, in recent years IWL has expanded the provision of its long distance carrier services, including international services, through its IWL Connect-TM-
division.   In 1997, IWL installed a tandem switch and a value-added services platform in Houston, Texas, thus enabling IWL to operate as a switch-based reseller, rather than a switchless reseller. IWL's domestic and international switched access services include a full range of services with enhanced features, including: direct dial switched domestic service, direct dial switched international service, dedicated access services, 800/888 switched and dedicated service, calling card service, debit card service, voice mail, follow-me number portability and 1+ dialing.

INTERNET SERVICE PROVIDER

     IWL provides Internet access to retail, commercial and other ISPs in the Houston area and in Moscow. The services include a mail server, news server, and hosting of customer web pages. IWL is linked to the Internet backbone via a direct connection with a global service provider in Houston on dedicated lines.

LAND MOBILE SERVICES

     IWL provides two-way radio sales and maintenance services to oil and gas companies, governmental agencies and petrochemical plants located on the Texas and Louisiana Gulf Coast through its land mobile radio division ("LMR Division"). IWL resells a broad line of two-way and trunking radios, paging products and wireless systems for both voice and data applications. IWL also engineers and designs new systems and modifies existing systems to meet its customers' specifications. In addition, IWL provides complete turnkey design and implementation of conventional and trunking radio networks, integrates new equipment into existing networks, and engineers and designs new systems or updates existing systems to meet new FCC regulations as they are adopted.

     IWL maintains a fleet of rental radio equipment for short- or long-term rentals. Customers rent this equipment from IWL to support temporary communication needs for plant maintenance, shutdowns, disaster recovery, sporting events and conventions. IWL's inventory of radio equipment includes intrinsically safe ("IS") portables, which are important to oil and gas companies because they require the use of IS-rated radio products in the hazardous or explosive atmospheres typically found in petrochemical plants. IWL employs factory-trained licensed technicians on call 24-hours a day, seven days a week. These personnel are trained in safety procedures for on-site service in petrochemical plants.

PRODUCT RESALES

     Product resales currently consist of sales of telecom products to Shell. Shell had a purchasing contract with IWL for Alcatel radios and other related equipment and hardware. Sales to Shell under the contract were approximately $10.6 million and $7.6 million for the years ended June 30, 1996 and June 30, 1997, respectively. The Shell project was substantially completed in May 1997 and, therefore, is not expected to contribute in a material manner to IWL's total sales in future periods. It is possible that IWL may have other large projects consisting primarily of product resales that will be included in product resales in the future. Sales of hardware made under the Alcatel distributorship agreement may result in commissions being paid to IWL.

SALES AND MARKETING

     Since its inception, IWL has utilized a direct sales approach in marketing its services to its customers. IWL currently has a sales force of approximately 23 sales representatives, with sales offices located in Houston, Texas, New Orleans, Louisiana, Moscow, Russia and Aberdeen, Scotland. IWL's direct sales approach enables it to provide a high level of customer service. To complement IWL's direct sales efforts, IWL often participates in various domestic and international industry trade shows and conducts advertising campaigns in trade publications.

     IWL targets domestic and international customers that require turnkey system solutions and other telecommunications services. IWL's sales force sells frequency bandwidth and call completion and system solutions, which allows IWL to further develop its own telecommunications infrastructure. Current and prospective customers are assigned to account managers, who are principally responsible for providing high levels of contact and customer service. In addition, IWL utilizes business development managers to focus on specific customer requirements and opportunities. The business development manager typically is involved in major projects and the installation of infrastructure domestically or internationally.

STRATEGIC RELATIONSHIPS AND ALLIANCES

     Recognizing the importance of strategic alliances in the telecom services industry, IWL has negotiated several agreements with various manufacturers to resell their products or to combine their facilities and relationships with IWL's expertise. Certain of these key alliances are described below:

     ALCATEL. IWL has entered into an agreement with Alcatel under which IWL serves as the exclusive representative for the sale of Alcatel's fiber and radio system products to companies in the U.S. oil and gas industry. In return for Alcatel's agreement not to accept orders directly from such companies, IWL has agreed to actively pursue purchase orders for Alcatel's products and to propose only Alcatel's products to its prospective customers in the U.S. oil and gas industry, except where the Alcatel products do not meet the technical requirements of the prospective customers. Although IWL is an exclusive sales representative for such products, Alcatel has other authorized distributors that are not part of the Alcatel agreement, and those distributors may or may not provide quotations and accept orders from oil and gas industry companies. Furthermore, in international transactions, other divisions of Alcatel or its affiliates and other resellers of Alcatel products outside of the U.S. have been in the past, and in the future may be, competitive with IWL using Alcatel or non-Alcatel products. The Alcatel agreement expires on December 31, 1999.

     NERA. On January 22, 1998, IWL acquired from NERA, ASA, a Norwegian corporation ("NERA"), all of the issued and outstanding shares of stock of Integrated Communications and Engineering Limited, a corporation incorporated in Scotland ("ICEL") from its three foreign shareholders and paid the sum of L230,540.06 or U.S.$377,854 and issued to such shareholders 207,266 shares of IWL common stock. ICEL provides advanced communication solutions to oil and gas, as well as fishing industry customers in the North Sea. As a former subsidiary of NERA it uses and is recognized as a distributor and service provider for NERA INMARSAT products. The NERA products are used offshore to provide data and voice communications and to comply with Global Marine Distress Safety Systems requirements. Simultaneously with the acquisition, ICEL entered into a ten year distribution agreement to be the exclusive distributor of NERA INMARSAT products to certain areas of the North Sea and Scotland for oil and gas, as well as fishing industry customers and a nonexclusive distributor for most of England and Wales. ICEL also supplies VSAT services in the North Sea.

     ITAR-TASS. IWL has established a strategic relationship with ITAR-TASS, the Russian News Agency, in order to provide information and communications services using INTELSAT satellite capacity and other facilities. Under its agreement with ITAR-TASS, IWL has agreed to provide marketing services, develop proposals for customers, engineer, purchase, ship, install and test equipment, and provide monitoring and maintenance services on systems owned or leased by customers. In return, ITAR-TASS has agreed to provide marketing and sales support and to implement, monitor and maintain a communications backbone network in the Russian Federation (including purchasing or leasing from IWL equipment associated with earth stations, cable systems and the network). Through their collaborative efforts, IWL and ITAR-TASS provide services to major Western oil companies with operations in Russia such as Amoco, Conoco/Polar Lights and Exxon.

     The ITAR TASS agreement provides for a competitive rate structure for space segment, earth station, and local connections within Russia. This agreement has been in place since 1994 and has been recently re-negotiated and extended until November 1999. Either party may end the agreement by giving 60 days written notice if, in the opinion of that party, business or political conditions call for an earlier termination. No early termination will affect any existing agreements that IWL has entered into, and notwithstanding such termination, ITAR-TASS will be required to provide marketing support and other services with respect to existing agreements for the remainder of their respective terms.

     ENTERGY. In July 1996, IWL entered into a Memorandum of Understanding ("MOU") with Interstate FiberNet operating on its behalf and on behalf of Entergy Technology Corporation for the purpose of defining a contractual relationship between the parties for the interconnection, co-location, and leasing capacity of each of the parties' fiber optic cable networks in Louisiana. The MOU reflects the parties' mutual intent to provide each other with transport capacity on a leased basis at prevailing carriers' rates. The MOU also provides that the parties will mutually agree to a formal set of policies to be provided to customers and that they will move forward expeditiously to conclude a final agreement embodying the intent set forth in the MOU. The MOU provides that such final agreement will be for an initial term of five years, with two additional five-year option terms. There can be no assurance that the parties will enter into a definitive agreement.

CUSTOMER SERVICE

     IWL provides customer support for products and services through its full-service support teams in Friendswood, Texas, Lafayette and New Orleans, Louisiana, Moscow, Russia and Aberdeen Scotland. Support services include:
(i) on-site maintenance, with over 50 technical specialists on call for immediate dispatch when customers' communications systems require maintenance;
(ii) a Network Operations Center where IWL professionals remotely monitor customers' communications systems throughout the Gulf of Mexico and around the world seven days a week, 24 hours a day; (iii) customer support through its LMR Division, (iv) training programs designed to maximize the customers' communications investment, classroom training at customers' sites and multimedia video training tools; and (v) research and development for unique applications where IWL's engineers can custom design or modify hardware to improve its performance within a particular system.

COMPETITION

     OVERVIEW. The communications services industry is highly competitive, rapidly evolving and subject to constant technological change. In particular, there are numerous companies offering long distance and local services, and the Company expects competition to increase in the future. IWL believes that existing competitors are likely to continue to expand their service offerings to appeal to its existing or potential customers. Moreover, IWL expects that new competitors are likely to enter the communications market, and some of these new competitors may market communications services similar to IWL's services. Some of these new competitors may have financial, personnel and other resources, including brand name recognition substantially greater than that of IWL.

     In addition, the regulatory environment in which IWL operates is undergoing significant change. As this regulatory environment evolves, changes may occur which could create greater or unique competitive advantages for all or some of IWL's current or potential competitors, or could make it easier for additional parties to provide services. Other providers currently offer one or more of each of the services offered by IWL and, many communications companies operate generally in the same 1+ and local submarkets as IWL. As a service provider in the long distance communications industry, IWL competes with several well established providers, as well as many other long distance providers with less significant market shares.

     DOMESTIC AND INTERNATIONAL LONG DISTANCE. IWL provides long distance services using its own facilities and by reselling the facilities of other carriers in the United States and between the United States and other countries. The long distance communications industry is intensely competitive and significantly influenced by the marketing and pricing decisions of the larger industry participants such as AT&T, MCI, Sprint and WorldCom. Moreover, the industry is undergoing significant consolidation that has created and will continue to create numerous other entities with substantial resources to compete for long distance business, such as Frontier Communications Service, Inc and Qwest. In addition, as a result of the 1996 Telecommunications Act, Regional Bell Operating Companies ("RBOCs") and GTE Operating Companies ("GTOCs") are able or will be able in the future to enter the long distance market. These larger competitors have significantly greater name recognition, financial, technical, network and marketing resources. They may also offer a broader portfolio of services and have long standing relationships with customers targeted by IWL. Many of IWL's competitors enjoy economies of scale that can result in a lower cost structure for transmission and related terminating costs, which could cause significant pricing pressures on IWL.

     IWL competes in the long distance market primarily on the basis of price, customer service and the ability to provide a variety of communications products and services. Customers frequently change long distance providers in response to the offering of lower rates or promotional incentives by competitors. Prices for domestic and international long distance calls have declined in recent years and are likely to continue to decrease. Competition in all of the relevant markets is expected to increase which could adversely affect net revenue per
minute and gross margins as a percentage of net revenue.   There can be no
assurance that IWL will be able to compete effectively in the domestic or international long distance markets.

     LOCAL EXCHANGE SERVICE. IWL seeks to expand significantly its operations to provide local exchange carriers ("LECs") typically provided by ILECs. The local service market has only recently been opened to new service providers following enactment of the 1996 Telecommunications Act. The services intended to be offered by IWL will compete with those offered by ILECs, such as BellSouth, Southwestern Bell and the GTOCs, as well as very large interexchange carriers ("IXCs"), such as AT&T, MCI, WorldCom and Sprint. The ILECs currently dominate the provision of local services in their respective markets. They and major IXCs have greater name recognition, financial, technical, network, marketing and personnel resources, as well as long-standing relationships with regulatory authorities at the federal and state levels than the new entrants. Moreover, there can be no assurance that certain of IWL's competitors will not be better situated to negotiate contracts with suppliers of telecommunications services which are more favorable than contracts negotiated by IWL. IWL also may face competition from other current and potential market entrants, including other competitive local exchange carriers ("CLECs"), cable companies, electric utilities, LECs operating outside their current local service areas, other long distance carriers, wireless telephone system owners, microwave owners, satellite carriers, private networks built by large companies, and start-up telecommunications ventures. There can be no assurance that IWL will be able to compete effectively in the local service markets.

     TECHNOLOGICAL ADVANCES. In the future, IWL may be subject to intense competition due to the development of new technologies resulting in an increased supply of domestic and international transmission capacity. The telecommunications industry is experiencing a period of rapid and significant technological evolution, marked by the introduction of new product and service offerings and increasing satellite transmission capacity for services similar to those to be provided by IWL. For instance, recent advances in wave division multiplexing technology permit substantial increases in transmission capacity of both new and older fiber. The introduction of new products or emergence of new technologies may cause capacity to greatly exceed the demand, reducing the pricing of certain services to be provided by IWL. There can be no assurance that IWL's services will satisfy future customer needs, that IWL's technologies will not become obsolete in light of future technological developments, or that IWL will not have to make significant additional capital investments to upgrade or replace its system and equipment. The effect on IWL's operations of technological changes cannot be predicted and if IWL is unable to keep pace with advances, could have a material adverse effect on the financial condition, results of operations and cash flow of IWL.

     OFFSHORE, REMOTE, DIFFICULT-ACCESS AND TELECOMMUNICATIONS SERVICES. Currently, the Company provides telecommunications services to oil and gas customers in the Gulf of Mexico, the North Sea and other oil and gas producing regions around the world. In the Gulf of Mexico, the Company competes directly with Autocomm Communications Engineering Corp., Sola Communications, Inc., Datacom, Shell, as well as cellular carriers such as Petrocom and Coastel, and with Data Marine Systems and EAE Ltd. in the North Sea. Shell currently provides competing services through its microwave network in the Gulf of Mexico and has announced plans to become a full service telecommunications provider to the oil and gas industry in the region. The Company provides private-line telecommunications services in Russia. In Russia, the major competitors for networks are SOVAMTEL and AMRUSCOM. Although the Company believes that it competes successfully in each of its markets today, there can be no assurance that the Company will be able to continue to compete successfully in the future. The Company believes that most of its larger competitors have generally not made it a priority to provide remote, difficult-access telecommunications services. Should one or more of the competitors decide to focus on such services, it could have a material adverse effect on the financial condition, results of operations and cash flow of the Company.

GOVERNMENT REGULATION

     IWL provides domestic and international services that are subject to varying degrees of U.S. federal, state and local regulation. In the United States, the provision of telecommunications services is subject to the 1934 Communications Act, the 1996 Telecommunications Act and the regulations thereunder promulgated by the FCC, as well as the applicable laws and regulations of the various states and state regulatory commissions. The FCC exercises jurisdiction under Title II of the 1934

Communications Act over all facilities of, and services offered by, telecommunications common carriers to the extent such services involve jurisdictionally interstate communications, including international communications, while state regulatory authorities retain jurisdiction over jurisdictionally intrastate communications. Under Title III of the 1934 Communications Act, the FCC is also charged with regulating the licensing and use of the radio frequency spectrum. Local governments sometimes impose franchise or licensing requirements on local service competitors. Services provided in other countries are subject to the telecommunications laws and regulations of those countries.

     IWL is subject to the authority of the FCC and the state regulatory agencies to enforce applicable regulatory requirements. The FCC and the state regulatory agencies may address regulatory non-compliance with a variety of enforcement mechanisms, including monetary forfeitures, injunctive relief, license conditions, and/or license revocation.

     The regulation of the telecommunications industry is changing rapidly and the regulatory environment varies substantially from state to state. Moreover, as deregulation at the federal level occurs, some states are reassessing the level and scope of regulation that may be applicable to carriers. There can be no assurance that future regulatory, judicial or legislative activities will not have a material adverse effect on the financial condition, results of operations or cash flow of IWL or that domestic or international regulators or third parties will not raise material issues with regard to compliance or non-compliance with applicable regulations.

     U.S. FEDERAL REGULATION

     LOCAL SERVICE REGULATION UNDER THE 1996 TELECOMMUNICATIONS ACT. The 1934 Communications Act was substantially amended by the 1996 Telecommunications Act, which provides for comprehensive reform of the United States' telecommunications laws. The 1996 Telecommunications Act may have potentially significant effects on the financial condition, results of operations or cash flow of IWL. The 1996 Telecommunications Act is designed to enhance competition in, among other markets, the local telecommunications marketplace by: (i) removing state and local entry barriers, (ii) requiring ILECs to provide interconnection to their facilities, (iii) facilitating the end users' choice to switch service providers from ILECs to CLECs, and (iv) requiring access to rights-of-way. The legislation also is designed to increase local competition by newer competitors such as long distance carriers, cable companies and public utility companies. Under the 1996 Telecommunications Act, RBOCs have the opportunity to provide long distance services if certain conditions are met and are no longer prohibited from providing certain cable TV services. Entry of such companies into the domestic and international long distance business and the emergence of other new local competitors could result in substantial competition to IWL and may have a material adverse effect on the financial condition, results of operations or cash flow of IWL.

     The 1996 Telecommunications Act specifically requires all telecommunications carriers (including ILECs and CLECs): (i) not to prohibit or unduly restrict resale of their services; (ii) to provide dialing parity and nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listings; (iii) to afford access to poles, ducts, conduits and rights-of-way; and (iv) to establish reciprocal compensation arrangements for the transport and termination of telecommunications. ILECs are specifically required to provide interconnection on certain terms and conditions, as well as unbundled network elements, resold local services at wholesale rates, etc. An RBOC can enter the market for "in-region" long distance services within the area where it provides local exchange service upon FCC approval based on a showing that facilities-based competition is present and that interconnection agreements meeting a 14-point checklist are in place in the states to be entered. RBOCs are permitted to enter the out-of-region long distance market immediately upon enactment. The provision of inter-LATA services by RBOCs is expected to reduce the market share of major IXCs, and consequently, may have an adverse effect on the ability of CLECs to generate access revenues from the IXCs.

     On August 8, 1996, the FCC released the Interconnection Decision, which established a framework of minimum, national rules enabling state commissions and the FCC to begin implementing many of the local competition provisions of the 1996 Telecommunications Act. Among other things, the Interconnection Decision prescribed certain minimum points of interconnection; adopted a minimum list of unbundled network elements that ILECs must make available to competitors; and adopted a methodology for states to use when setting wholesale prices for retail services. The U.S. Court of Appeals for the Eighth Circuit issued a decision vacating certain portions of the Interconnection Decision and the United States Supreme Court has agreed to consider the challenges to the Eighth Circuit Court's decision filed by the FCC and interested carriers. Whether the Eighth Circuit decisions will stand, or what further actions the FCC may or may not take in response to these appellate decisions cannot be predicted. On December 31, 1997, the U.S. District Court for the Northern District of Texas ruled that Sections 271 to 275 of the 1996 Telecommunications Act, which establish the conditions the RBOCs must satisfy before they may provide long distance telecommunications services, are unconstitutional (the "SBC Decision"). The SBC Decision has been stayed and is being reviewed by higher courts, possibly including the Supreme Court. The outcome of that review cannot be predicted. If, however, the SBC Decision were upheld on appeal it would likely have an unfavorable effect on the ability of new entrants to compete because the SBC Decision removes the incentive for RBOCs to open their local markets to competition.

     DOMESTIC INTERSTATE SERVICES. Domestic interstate common carriers without market power, such as IWL, are deemed nondominant and are subject to minimal FCC regulation. Interstate carriers offering services to the public must comply with the federal statutory and regulatory requirements of common carriage under the 1934 Communications Act. Among other things, interstate common carriers must offer service on a non-discriminatory basis at just and reasonable rates. Nondominant carriers are exempt from the requirement to obtain specific prior FCC approval to initiate or expand domestic interstate services, although they are required to file a tariff at the FCC and remain subject to the FCC's complaint jurisdiction. The FCC has issued an order eliminating the requirement that nondominant carriers maintain tariffs for their domestic interstate services on file at the FCC. The FCC order has been appealed to the U.S. Court of Appeals for the District of

Columbia and stayed pending resolution of the appeal. If the FCC order becomes effective, nondominant interexchange carriers will need to find new means of providing notice to customers of prices, terms and conditions on which they offer their interstate services.

     INTERNATIONAL SERVICE REGULATION. IWL is a nondominant international carrier. International common carriers are required to obtain authority under
Section 214 of the 1934 Communications Act and to file a tariff containing the rates, terms, and conditions applicable to their services prior to initiating their international telecommunications services. IWL holds global authority from the FCC to provide resale of switched services, and IWL holds global authority from the FCC to provide private line and facilities-based services. IWL maintains an international tariff on file with the FCC. International telecommunications service providers are also required to file copies of their contracts with other carriers, including foreign carrier agreements and a variety of reports regarding its international revenue, traffic flows and use of international facilities. Carriers holding Section 214 authority are subject to FCC rules requiring prior approval for transfers of control and assignments.

     Authorized international carriers are subject to the FCC's international service regulations, including the International Settlements Policy ("ISPY") that governs the payment settlements between U.S. common carriers and their foreign correspondents for terminating traffic over each other's networks, the accounting rates for such settlement and permissible deviations from these policies. The FCC recently enacted certain changes in its rules designed to permit alternative arrangements outside of its ISPY as a means of encouraging competition and lower, cost-based accounting rates. As a part of implementing the ISPY, the FCC maintains a private line resale policy that prohibits carriers from reselling international private leased circuits to provide switched services to or from a country unless the FCC has found that the country affords U.S. carriers equivalent competitive opportunities ("ECO") to engage in similar activities in that country. The FCC recently revised this and other policies to accommodate the 1997 WTO Agreement on basic services, a compact that addresses market access, foreign investment, and procompetitive regulatory principles in areas currently generating a vast majority of the world's telecommunications revenue. Currently, international simple resale is permitted to countries where the country is a member of the WTO and the local telecommunications provider generally charges U.S. carriers at or below an FCC-determined rate for terminating the U.S. carriers' traffic.

     The FCC has adopted measures intended to overhaul the system of international settlements by, among other things, establishing lower ceilings ("benchmarks") for the rates that U.S. carriers will pay foreign carriers for the termination of international services. Several parties have sought reconsideration and/or filed appeals of the FCC's benchmark decision. While these rule changes may provide carriers with more flexibility to respond more rapidly to changes in the global telecommunications market, they will also likely increase the level of competition in the international telecommunications marketplace.

     WIRELESS SERVICES. IWL owns and maintains a variety of telecommunications infrastructures and holds various FCC and international licenses to transmit voice and data. IWL currently holds numerous FCC licenses to provide land mobile, microwave and satellite communications services.

IWL holds approximately 35 FCC licenses, with approximately 300 frequency pairs for business radio service. These licenses allow IWL to provide two-way wireless radio services along the Texas and Louisiana Gulf Coast region and offshore to oil and gas-related companies. Each frequency pair allows two way transmission and reception. IWL holds approximately 20 microwave licenses providing voice and date services along the Texas and Louisiana Gulf Coast region and offshore to drilling, production and related companies. IWL holds and operates a network of fixed earth stations and Very Small VSAT networks, which includes seven KU band and two C band fixed earth station authorizations.

     Facilities licensed by the FCC to provide microwave, satellite earth station and land mobile service are subject, under Title III of the 1934 Communications Act, to a variety of detailed licensing, operational and technical requirements specific to each service. Among other requirements, licensees seeking to continue operating beyond the expiration date of the licenses must renew their authority. FCC rules also impose prior approval requirements on proposed transfers of control or license assignments. The FCC continues to refine its wireless rules for each service area to accommodate advances in technology, developing markets and new service arrangements, to implement certain provisions of the 1996 Telecommunications Act, and to eliminate confusing, outdated, redundant or otherwise burdensome regulation. Opportunities to obtain certain new common carrier wireless licenses are often limited by the FCC's auction process under which wireless licenses are assigned to the highest bidder.

     The 1934 Communications Act generally limits direct foreign ownership of wireless licenses to 20%, but provides for indirect foreign ownership holdings above 25% upon FCC approval. In its order implementing the U.S. commitment under the WTO Agreement, the FCC established new rules that effectively relax the foreign ownership limits for common carrier wireless licenses. Specifically, the new rules allow for up to 100% indirect ownership of wireless licenses by foreign interests from countries that have participated in the WTO Agreement.

     ACCESS CHARGES. The cost of providing long distance and local exchange services will be affected by changes in the "access charge" rates imposed by ILECs on long-distance carriers for origination and termination of calls over local facilities. On May 8, 1997, the FCC released an order intended to reform its system of interstate access charges to make that regime compatible with the pro-competitive deregulatory framework of the 1996 Telecommunications Act. Access service is the use of local exchange facilities for the origination and termination of interexchange communications. The FCC's recent access reform order adopts various changes to its policies governing interstate access service pricing designed to move access charges, over time, to more economically efficient levels and rate structures. Among other things, the FCC modified rate structures for certain non-traffic sensitive access rate elements, moving some costs from a per-minute-of-use basis to flat-rate recovery, including one new flat rate element; changed its structure for interstate transport services; and affirmed that ISPYs may not be assessed interstate access charges. In response to claims that existing access charge levels are excessive, the FCC stated that it would rely on market forces first to drive prices for interstate access to levels that would be achieved through competition but that a "prescriptive" approach, specifying the nature and timing of changes to existing access rate levels, might be adopted in the absence of competition. The FCC has indicated that it will promulgate additional rules sometime in 1998 that may grant price cap LECs increased pricing flexibility upon demonstrations of increased competition (or potential competition) in relevant markets.

     UNIVERSAL SERVICE CHARGES. In 1997, the FCC released an order establishing a significantly expanded federal universal service subsidy regime to be funded by interstate carriers and certain other entities. The FCC established new universal service funds to support telecommunications and information services provided to qualifying schools, libraries and rural health care providers, and expanded the federal subsidies for local telephone services provided to low-income consumers. In accordance with the 1996 Telecommunications Act, the FCC adopted plans to implement the recommendations of a Federal-State Joint Board to preserve universal service, including a definition of services to be supported, and defining carriers eligible for contributing to and receiving from universal service subsidies. The FCC plans to revise its rules for subsidizing service provided to consumers in high cost areas, which may result in further substantial increases in the overall cost of the subsidy program. The FCC issued a public notice in April 1998 seeking comment on proposals to revise the methodology for determining universal service support. The outcome of this proceeding or its effect on the companies, cannot be predicted. Several parties have appealed the FCC's order and those appeals are pending before the Fifth Circuit Court of Appeals. The outcome of the further FCC proceedings or of the pending judicial appeals or petitions for FCC reconsideration on its operations cannot be predicted.

     INTERNET SERVICES. Federal and state regulations generally treat ISPs as "enhanced service providers" and exempt from federal and state common carrier regulations. Accordingly, Internet access services are exempt from tariffing, certification and rate regulation. In December 1996, the FCC initiated a Notice of Inquiry regarding whether to impose regulations or surcharges upon providers of Internet access and Information Services (the "Internet NOI"). The Internet NOI sought public comment upon whether to impose or continue to forebear from regulation of Internet and other packet-switched network service providers and specifically identifies Internet telephony as a subject for FCC consideration. Additionally, regulations governing disclosure of confidential communications, copyright, excise tax, and other requirements may apply to the provision of Internet access services. The extent to which federal and state regulatory authorities will impose additional regulation on Internet service providers cannot be predicted.

     The Eighth Circuit is currently considering the issue of whether the FCC has a reasonable basis for not requiring Internet service providers to pay access charges. In June 1997, every RBOC advised CLECs that they did not consider calls in the same local calling area from their customers to CLEC customers, who are ISPs, to be local calls under the interconnection agreements between the RBOCs and the CLECs. The RBOCs claimed, however, that the FCC exempted these calls from access charges so that no compensation is owed to the CLECs for transporting and terminating such calls. As a result, the RBOCs threatened to withhold, and in many cases did withhold, reciprocal compensation for the transport and termination of such calls. To date, numerous state commissions have ruled on this issue in the context of state commission arbitration proceedings or enforcement proceedings. In every state, to date, the state commission has determined that reciprocal compensation is owed for such calls. Several of these cases are presently on appeal. The outcome of these appeals, or of additional pending cases, cannot be predicted.

     STATE REGULATION

     Most states require a certification or other authorization to offer intrastate services. These certifications generally require a showing that the carrier has adequate financial, managerial and technical resources to offer the proposed services in a manner consistent with the public interest. In addition to tariff requirements, most states require that common carriers charge just and reasonable rates and not discriminate among similarly situated customers. Some states also require the filing of periodic reports, the payment of various regulatory fees and surcharges, and compliance with service standards and consumer protection rules. States also often require prior approvals or notifications for certain transfers of assets, customers, or ownership. States generally retain the right to sanction a carrier or to revoke certifications if a carrier violates relevant laws and/or regulations. If any states agency were to conclude that the companies are or were providing intrastate service without the appropriate authority, the agency could initiate enforcement actions, which could include the imposition of fines, the disgorging of revenues, or the refusal to grant the regulatory authority necessary for the future provision of intrastate telecommunications services. IWL holds authority to provide interexchange and competitive local exchange services in certain service areas in Louisiana and Texas. See "Regulatory Approvals."

     In addition, carriers are subject to the outcome of proceedings held by state utility commissions to determine state regulatory policies with respect to ILEC and CLEC competition, geographic build-out, mandatory de-tariffing and other matters. Certain states have adopted specific universal service funding obligations. Proceedings to adopt state universal service funding obligations rules are also pending or contemplated in numerous other states. State commissions generally have authority to impose sanctions on carriers ranging from fines to license revocation to address non-compliance with the states' particular regulatory policies and requirements.

     State regulatory agencies also regulate access charges and other pricing for telecommunications services within each state. The RBOCs and other LECs have been seeking reduction of state regulatory requirements, including greater pricing flexibility. If regulations are changed to allow variable pricing of access charges based on volume, IWL could be placed at a competitive disadvantage over larger long distance carriers. IWL also could face increased price competition from the RBOCs and other LECs for local and long distance services, which competition may be increased by the removal of former restrictions on long distance service offerings by the RBOCs as a result of the 1996 Telecommunications Act. The impact of such rule changes on IWL cannot be predicted.

     LOCAL GOVERNMENT AUTHORIZATIONS

     IWL may own telecommunications facilities that may be subject to certain local government requirements. In particular, facilities-companies must obtain street use and construction permits and licenses and/or franchises to install and expand fiber optic networks using municipal rights of way. Termination of the existing franchise or license agreements prior to their expiration dates or failure to renew such agreements and any resulting requirement to remove facilities could have material adverse effect. In some municipalities carriers must pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis, as well as post performance bonds or letters of credit. There can be no assurance that following expiration of existing franchises, fees will remain at their current levels.

     FOREIGN REGULATION

     International telecommunications providers are subject to varying degrees of regulation in each of the jurisdictions in which they provide services.
Local laws and regulations, and the interpretation of such laws and regulations, differ significantly from country to country.

     To the extent that IWL provides, now or in the future, services in non-U.S. countries, it will be subject to the laws and regulations of foreign countries. The nature and extent of telecommunications regulation varies significantly from country to country and may include requirements that reflect closed or limited market access and/or requirements IWL may also be required to obtain initial licensing, operational and rate requirements in the relevant countries.

EMPLOYEES

     As of March 31, 1998, the Company employed approximately 166 people, including approximately 23 in sales and marketing, 100 in engineering and technical services and 43 in management, administration and finance. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

COMPANY LICENSES AND CERTIFICATIONS

     IWL has owned and maintained a variety of telecommunications infrastructures and holds many FCC and international licenses to transmit voice and data. FCC radio licenses issued to IWL allow it to provide land mobile, microwave and satellite communications services. IWL currently holds approximately 35 FCC licenses, with approximately 300 frequency pairs, for commercial mobile radio service. These licenses have varying terms which expire and will require renewal between July 1998 and August 2002. As licenses come due for renewal, IWL evaluates the need for such license and elects to either renew the license or let it expire. For example, the license that will expire in July 1998 is for a location in Arkansas that is no longer used by IWL and which is not anticipated to be leased in the future. As a result, IWL does not intend to renew it. These licenses allow IWL to provide two-way wireless radio services along the Texas and Louisiana Gulf Coast region and offshore to oil and gas-related companies. Each frequency pair allows two-way transmission and reception. IWL holds approximately 20 microwave FCC licenses providing voice and data services along the Texas and Louisiana Gulf Coast region and offshore to drilling, production and related companies. IWL holds seven Ku band and two C band fixed earth station authorizations and holds FCC licenses that allow IWL to locate earth stations in Texas and other U.S. locations.

     IWL operates as a FCC licensed 214 carrier to provide resold switched telecommunications services. IWL has also obtained broader common carrier authority from the FCC to provide global resale of switched and private line services as well as global facilities-based service. IWL currently provides international facilities-based private line service on a private carrier basis into Bolivia, Bosnia, Croatia, Ecuador, Hungary and Russia. In 1997, IWL installed a Class 4 tandem switch and value-added services platform at its facility in Houston, Texas as part of its new point-of-presence for its IWL Connect-TM- division. As part of IWL's plans to increase its service offerings, IWL has obtained authority to provide dedicated services in Louisiana and CLEC and long distance services in Texas and Louisiana. In addition, IWL has been approved to have pole attachment rights to existing or future facilities of Entergy, BellSouth and the State of Louisiana. Pole attachment rights allow IWL to attach its own fiber optic cable to such parties' respective utility poles.

ITEM 2.   PROPERTIES

     The Company occupies buildings that contain approximately 65,000 square feet of floor space. The Company owns an office building in Friendswood, Texas and Lafayette, Louisiana and leases additional space in Friendswood and Houston, Texas, New Orleans, Louisiana, Moscow, Russia and Aberdeen, Scotland under agreements that expire at various times. The principal facilities are located as follows:


         LOCATION         APPROXIMATE                DESCRIPTION
                          SQUARE FEET
 Houston, Texas             18,940     Corporate headquarters for
 (Aerospace)                           administration, finance and sales
                                       functions, and IWL Connect.

 Friendswood, Texas         12,500     Engineering, Research and Development,
                                       Network Operations Center, Production,
                                       and Warehouse.

 Lafayette, Louisiana        8,450     Administration, Sales, Production,
                                       Shipping/Receiving, and Warehouse.

 Friendswood, Texas          7,000     Administration, Sales, Production and
                                       Warehouse.



 New Orleans, Louisiana      6,470     Administration, Sales, Production,
                                       Shipping/Receiving, and Warehouse.

 Friendswood, Texas          5,000     Procurement, Inventory,
                                       Shipping/Receiving and Warehouse.

 Aberdeen, Scotland          4,200     Administrative, Sales, Shipping/Receiving
                                       and Warehouse.

 Moscow, Russia              1,800     Administrative, Engineering.

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

     Not applicable.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

STOCK PRICES

     The Company's common stock, par value $0.01 per share (the "Common Stock"), is traded on the Nasdaq National Market under the symbol "IWLC," and has been so traded since the Company's initial public offering on June 12, 1997. Prior to the offering, there was no public trading market for the Company's equity securities. For the quarter ended December 31, 1997, the high and low closing sale prices for the Common Stock on the Nasdaq National Market were $12.75 and $8.00, respectively. On June 15, 1998, the last reported bid for the Company's common stock on the Nasdaq National Market was $16. As of June 18, 1998, there were approximately 20 holders of record of the Common Stock, including brokers holding shares in nominee or street name accounts for an indeterminate number of beneficial holders.

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

None.

USES OF PROCEEDS FROM REGISTERED SECURITIES

     On June 12, 1997 (the "Effective Date"), the Company's Registration Statement on Form S-1 (Registration No. 333-22801) relating to its initial public offering (the "IPO") was declared effective and the offering of up to 1,667,500 shares of the Company's Common Stock covered by such Registration Statement commenced. The IPO was managed by Cruttenden Roth Incorporated, as the representative (the "Representative") of the several underwriters (the "Underwriters") of the IPO. Of the shares of Common Stock sold by the Company, 1,450,000 shares were sold in June 1997 and 62,495 shares (which were subject to an overallotment option granted by the Company to the Underwriters) were sold in July 1997. From the Effective Date of the IPO until December 31, 1997, total expenses of approximately $1,775,097 were incurred for the Company's account in connection with the 1,512,495 shares of Common Stock sold in the IPO, which expenses consisted of: (i) $635,000 representing underwriting discounts and commissions paid to the Underwriters; (ii) $272,000 representing a nonaccountable expense allowance paid to the Representative; and (iii) other offering expenses, including without limitation, attorney's fees, accountants' fees, printing costs and filing fees, of approximately $868,097. None of such expense payments were direct or indirect payments to directors or officers of the Company or their associates or to persons owning 10 percent or more of any class of equity securities of the Company or to affiliates of the Company. The net offering proceeds of 1,512,495 shares sold by the Company in the IPO, after deducting such total expenses, was approximately $7.3 million through December 31, 1997. The Company had expended $2.8 million on infrastructure, property and equipment, retired debt of $667,000, and used $533,000 for working capital support. The remaining $3.3 million was invested at December 31, 1997 in a money market account with the Company's lending bank pending application of such proceeds by the Company.

     Information pertaining to working capital restrictions and other limitations upon the payment of dividends is incorporated herein from Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

     The data set forth below in this table are qualified in their entirety by, and should be read in conjunction with, the financial statements of IWL and the related notes thereto included elsewhere herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations of IWL."

                                                                                           SIX MONTHS
                                                                                             ENDED
                                                  YEAR ENDED JUNE 30,                    DECEMBER 31,
                                   ------------------------------------------------  --------------------
                                      1993      1994      1995     1996      1997       1996      1997
                                   --------- --------- --------- -------- ---------  ---------  ---------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues  . . . . . . . . . . .      $12,960  $14,860   $15,794  $27,796   $30,342    $15,644    $11,963
Cost of revenues  . . . . . . .        8,641   10,071     9,639   20,416    21,737     11,684      6,557
                                   --------- --------- --------- -------- ---------  ---------  ---------
 Gross profit  . . . . . . . . .       4,319    4,789     6,155    7,380     8,605     3,960      5,406
 Operating expenses:
 Selling, general and
  administrative  . . . . . . . .      3,132    4,070     4,399    5,099     5,845     2,736      3,631
 Depreciation and  amortization .        359      571       821    1,003     1,403       635        982
                                   --------- --------- --------- -------- ---------  ---------  ---------
 Total operating expenses  . . .       3,491    4,641     5,220    6,102     7,248     3,371      4,613
                                   --------- --------- --------- -------- ---------  ---------  ---------
 Operating income  . . . . . . .         828      148       935    1,278     1,357       589        793
 Interest expense, net . . . . .        (10)    (215)     (244)    (270)     (514)     (214)      (218)
 Other income (loss) . . . . . .        (86)      252       139       42       129        19        110
                                   --------- --------- --------- -------- ---------  ---------  ---------
 Income before income taxes  . .         732      185       830    1,050       972       394        685
 Income tax expense  . . . . . .         249       41       294      316       283       134        264
                                   --------- --------- --------- -------- ---------  ---------  ---------
 Net income  . . . . . . . . . .     $   483  $   144   $   536  $   734   $   689   $   260    $   421
                                   --------- --------- --------- -------- ---------  ---------  ---------
                                   --------- --------- --------- -------- ---------  ---------  ---------
Net income per share amounts(1):
Basic  . . . . . . . . . . . . .     $  0.24  $  0.07   $  0.24  $  0.33   $  0.30   $  0.12    $  0.11
                                   --------- --------- --------- -------- ---------  ---------  ---------
                                   --------- --------- --------- -------- ---------  ---------  ---------
Diluted  . . . . . . . . . . . .      $ 0.24   $ 0.07    $ 0.24   $ 0.33    $ 0.30   $  0.11    $  0.11
                                   --------- --------- --------- -------- ---------  ---------  ---------
                                   --------- --------- --------- -------- ---------  ---------  ---------
 Weighted average  shares
  outstanding:
   Basic  . . . . . . . . . . .        2,000    2,001     2,222    2,222     2,298     2,226      3,737
                                   --------- --------- --------- -------- ---------  ---------  ---------
                                   --------- --------- --------- -------- ---------  ---------  ---------
   Diluted  . . . . . . . . . .        2,011    2,011     2,233    2,233     2,323     2,261      3,908
                                   --------- --------- --------- -------- ---------  ---------  ---------
                                   --------- --------- --------- -------- ---------  ---------  ---------

                                                       JUNE 30,
                                   ------------------------------------------------      DECEMBER 31,
                                      1993      1994      1995     1996      1997            1997
                                   --------- --------- --------- -------- ---------  --------------------
                                                                (IN THOUSANDS)
BALANCE SHEET:
Cash and cash equivalents . . .     $     72    $   --   $   291  $   361   $ 7,660           $   3,345
Working capital (deficit) . . .          709      (367)     (265)   1,811     9,721               1,330
Total assets  . . . . . . . . .        5,748     7,437     8,232   12,409    26,062              26,284
Long-term debt and capital
  lease obligations, net of
  current portion . . . . . . .          533     1,108     1,329    2,944     7,692               3,588
Stockholders' equity  . . . . .        1,511     2,419     2,955    3,698    11,394              12,166

                                                                                           SIX MONTHS
                                                                                             ENDED
                                                  YEAR ENDED JUNE 30,                    DECEMBER 31,
                                   ------------------------------------------------  --------------------
                                      1993      1994      1995     1996      1997       1996      1997
                                   --------- --------- --------- -------- ---------  ---------  ---------
                                                     (IN THOUSANDS)
OTHER DATA:
EBITDA (2)  . . . . . . . . . .       $ 1,101   $  971    $1,895  $ 2,323   $ 2,889   $ 1,243    $ 1,885
Cash flows provided by (used
  in) operating activities(3) .                   (510)      696      341     2,545       334          3
Cash flows used in investing
  activities(3) . . . . . . . .                   (983)   (1,231)    (631)   (6,919)   (2,453)    (5,636)
Cash flows provided by
  financing activities(3) . . .                  1,422       825      360    11,673     2,040      1,318
Capital expenditures(3) . . . .                  1,439     1,585    1,492     6,988     2,432      6,190


(1) Earnings (loss) per share amounts have been calculated in accordance with SFAS No. 128, "Earnings Per Share," in 1997 and 1998. Prior year amounts have been restated on a comparable basis. On November 1, 1995, the Board of Directors declared a two hundred- for-one common stock split effective November 1, 1995. All share amounts and numbers of shares have been restated to reflect the stock split.

(2) EBITDA consists of earnings before interest, income taxes, depreciation and amortization. EBITDA is a measure commonly used in the communications industry to analyze companies on the basis of operating performance.
     EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to net income as a measure of performance nor as an alternative to cash flow as a measure of liquidity. EBITDA may not be comparable with other similarly titled measures of other companies. See IWL's Consolidated Financial Statements and the notes thereto included elsewhere in this document. EBITDA is calculated as set forth below.

                                                                                                               SIX MONTHS
                                                                                                                  ENDED
                                                            YEAR ENDED JUNE 30,                                DECEMBER 31,
                                      -------------------------------------------------------------    ----------------------------
                                        1993          1994         1995         1996         1997         1996              1997
                                      --------      ---------------------     --------     --------    ----------        ----------
                                                             (IN THOUSANDS)
Net income . . . . . . . . . . . . .    $483          $144         $536         $734         $689         $ 260             $ 421

Interest expense . . . . . . . . . .      10           215          244          270          514           214               218

Income tax expense . . . . . . . . .     249            41          294          316          283           134               264

Depreciation and amortization. . . .     359           571          821        1,003        1,403           635               982

                                      --------      --------     --------     --------     --------    ----------        ----------

EBITDA                                $1,101          $971       $1,895       $2,323       $2,889        $1,243            $1,885

                                      --------      --------     --------     --------     --------    ----------        ----------
                                      --------      --------     --------     --------     --------    ----------        ----------

(3) Cash flow information and capital expenditures information for the fiscal year 1993 are not available.

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

OVERVIEW

     IWL's total revenues are derived from the provision of a variety of services, including telecommunications services, project and other services and product resales. Telecommunications services include the resale of long distance telecommunications services, the provision of private leased lines, and the rental of telecommunications equipment and systems. IWL operates a tandem switch at its facility in Houston, Texas to provide services as a switch-based long distance carrier and is currently completing the installation of its Gulf Coast regional network. Project and other services consist of the performance of telecommunications system projects and the sale, service and maintenance of communications systems.

     In connection with product resales, IWL serves as the exclusive manufacturer's representative of Alcatel products to the U.S. oil and gas industry. In fiscal 1996 and 1997, IWL provided services to a subsidiary of Shell, which included the resale of a significant amount of Alcatel products. For the years ended June 30, 1996 and 1997, the Shell subsidiary purchased from IWL approximately $10.6 million and $7.6 million of Alcatel products and other equipment and hardware, representing approximately 38.0% and 25.2%, respectively, of total sales during such periods. Although profitable, the sale of Alcatel products to the Shell subsidiary significantly reduced IWL's gross margin in these periods. The Shell project was substantially completed in fiscal 1997 and, therefore, is not expected to contribute in a material manner to IWL's total sales in future periods.

     IWL was founded in 1981 as a contract supplier of communications technology installation and equipment leasing services, and over the ensuing years broadened the scope of its service offerings to include microwave, two-way radio and related wireless services and technologies for an expanded customer base, primarily comprised of major oil and gas companies operating in the Gulf of Mexico region. During this period, IWL began to provide an increasing variety of services to its oil and gas customers in other remote and underdeveloped regions around the world, including communications services for special projects with critical timing and other extreme or unusual challenges.

     To support its international expansion, in 1994 IWL began providing telecommunications services and network support inside the former Soviet Union to United States oil and gas customers. As IWL expanded its service offerings and developed greater infrastructure, it commenced service as a switchless reseller of long distance services in the United States in 1994. IWL is continuing to expand its network through its tandem switch and the installation of fiber optic cable and microwave radios in targeted service areas. In connection with such expansion, IWL has also received CLEC status in Texas and Louisiana.

     While annual growth rates of IWL's total sales since 1992 have ranged from 6.3% to 76.0%, IWL's quarterly operating results have varied significantly in the past, and can be expected to vary in the future. These fluctuations in operating results generally are caused by a number of factors, including changes in IWL's services and product mix, levels of product resales, adverse weather conditions in customer locations, the degree to which IWL encounters competition in its existing or target markets, general economic conditions, the volume and timing of orders received during the period, sales and marketing expenses related to entering new markets, the timing of new product or service introductions by IWL or its competitors and changes in billing rates by IWL or its competitors. IWL's ability to grow its revenues will be dependent upon a number of factors, many of which are not within its control and as a result no assurance can be given that such objectives will be met.

     On May 7, 1998, IWL changed its fiscal year from June 30 to December 31.

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

     TOTAL REVENUES. Total revenues decreased approximately $3.7 million or approximately 23.5% to approximately $12.0 million for the six months ended December 31, 1997 from approximately $15.6 million for the six months ended December 31, 1996. This decrease was comprised of an increase of approximately $1.2 million or approximately 33.2% in IWL's telecommunications services, a decrease of approximately $196,000 or approximately 2.7% in IWL's project and other services and a decrease of approximately $4.7 million or 100% in product resales to a single customer. The increase in telecommunications services was largely attributable to increased traffic on IWL's telecom network in the Gulf of Mexico and the continued expansion of IWL's ODDS services in the Gulf of Mexico. The decrease in project and other services resulted from a decrease in product and project sales. The product resales were substantially completed in May 1997.

     GROSS PROFIT. Gross profit increased approximately $1.4 million or approximately 36.5% to approximately $5.4 million for the six months ended December 31, 1997 from $4.0 million for the six months ended December 31, 1996, representing gross margins of approximately 45.2% and approximately 25.3%, respectively. The increase in margin was due in principal part to the completion of the product resale to a single customer in May 1997, which had lower margins, and from changes in IWL's sales mix to higher margin services. Excluding product resales, gross profit for the six months ended December 31, 1996 would have been approximately $3.9 million representing a gross margin of approximately 36.0%.

     SELLING EXPENSES. Selling expenses increased approximately $298,000 or approximately 60.2% to approximately $793,000 for the six months ended December 31, 1997 from approximately $495,000 for the six months ended December 31, 1996. The increase in selling expenses resulted from increased salary expenses related to the addition of sales personnel and from increases in travel and advertising expenses.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $598,000 or approximately 26.7% to approximately $2.8 million for the six months ended December 31, 1997 from approximately $2.2 million for the six months ended December 31, 1996. The increase in the dollar amount of general and administrative expenses over these periods were due in principal part to increases in salaries and personnel cost and increases in telephone, insurance, rent, and legal expenses.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased approximately $347,000 or approximately 54.5% to approximately $982,000 for the six months ended December 31, 1997 from approximately $635,000 in the six months ended December 31, 1996. This increase was primarily due to infrastructure and network expansion.

     NET INTEREST EXPENSE. Net interest expense increased approximately $4,000 or approximately 1.9% to approximately $218,000 for the six months ended December 31, 1997 from approximately

$214,000 for the six months ended December 31, 1996. The increase was comprised of an increase in interest expense of approximately $116,000 to approximately $348,000 from approximately $232,000 for the comparable six month period last year. This increase was offset by an increase in interest income of approximately $112,000 to approximately $130,000 from approximately $18,000 for the same six month period last year.

     OTHER INCOME, NET. Other income for the six months ended December 31, 1997 included the gain of approximately $66,000 resulting primarily from the disposition of IWL's 50% ownership in Kenwood, as well as certain other asset dispositions, and from IWL's 50% ownership interest in the earnings of Kenwood through the date of sale. Other income for the six months ended December 31, 1996 included IWL's 50% ownership interest in the earnings of Kenwood, as well as certain other asset dispositions.

     INCOME TAX EXPENSE. Provision for income taxes increased approximately $130,000 or approximately 97.2% to approximately $265,000 for the six months ended December 31, 1997 from approximately $134,000 for the six months ended December 31, 1996 which represents an effective tax rate of 38.6% and 34% for each period, respectively.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1997 AND 1996

     TOTAL REVENUES. Total revenues increased approximately $2.5 million or approximately 9.0% to approximately $30.3 million for fiscal 1997 from approximately $27.8 million for fiscal 1996. This increase was comprised of an increase of approximately $1.5 million or approximately 5.4% in IWL's telecommunications services, an increase of approximately $3.9 million or approximately 14.4% in IWL's project and other services and a decrease of approximately $2.9 million or approximately 27.6% in product resales to a single customer. The increase in telecommunications services was largely attributable to increased traffic on IWL's telecom network in the Gulf of Mexico, an increase in the number of ODDS units in the Gulf of Mexico, and expansion of IWL's business outside the Gulf of Mexico. The increase in project and other services was largely due to increases in the winning of larger projects and the associated support revenues. The product resales were substantially completed in May 1997 and, therefore, are not expected to contribute in a material manner to IWL's total sales in future periods.

     GROSS PROFIT. Gross profit increased approximately $1.2 million or approximately 16.6% to approximately $8.6 million for fiscal 1997 from approximately $7.4 million for fiscal 1996, representing gross margins of approximately 28.4% and 26.6%, respectively. The increase in margin was due in principal part to the completion of the product resale to a single customer in May 1997. Excluding product resales, gross profit for fiscal 1997 and fiscal 1996 would have been approximately $8.0 million and $6.5 million, respectively, representing a gross margin of approximately 35.2% and 37.7%, respectively. The decrease in margin was attributable to the increase of land mobile services (which yield lower margins) in IWL's overall service mix.

     SELLING EXPENSES. Selling expenses increased approximately $299,000 or approximately 35.5% to approximately $1.1 million for fiscal 1997 from approximately $842,000 for fiscal 1996. Selling expenses as a percentage of total sales increased to approximately 3.8% from 3.0% during these respective periods. The increase in selling expenses resulted from the addition of sales personnel and from increases in travel and advertising.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $447,000 or approximately 10.5% to approximately
$4.7 million for fiscal 1997 from approximately $4.3 million for fiscal 1996.
As a percentage of total sales, general and administrative expenses increased to approximately 15.5% for fiscal 1997 from approximately 15.3% for fiscal 1996. The increase in general and administrative expenses as a percentage of sales was primarily due to the decline in product resales overall. The increases in the dollar amount of general and administrative expenses over these periods were due in principal part to increased telephone expenses, insurance expenses, rent expenses and legal expenses relating to facilities and personnel additions in Houston, Texas and Lafayette, Louisiana.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased approximately $400,000 or approximately 39.9% to approximately $1.4 million for fiscal 1997 from approximately $1.0 million in fiscal 1996. This increase was primarily attributable to the acquisition of an additional approximately
$5.9 million of property, plant and equipment, comprised of approximately
$4.7 million in equipment for satellite, microwave and other equipment, approximately $936,000 for computers, furniture and fixtures, service vehicles and test equipment and approximately $285,000 for buildings and improvements.

     NET INTEREST EXPENSE. Net interest expense increased approximately $244,000 or approximately 90.4% to approximately $514,000 for fiscal 1997 from approximately $270,000 for fiscal 1996. IWL's borrowings increased to approximately $8.7 million for fiscal 1997 from approximately $3.9 million for fiscal 1996. Borrowings were reduced in fiscal 1996 due to the receipt of approximately $2.0 million from a subsidiary of Shell as a deposit under a product resale contract. The increase in borrowings was used to fund acquisitions of property, plant and equipment.

     OTHER INCOME, NET. Other income for fiscal 1997 and 1996 resulted from IWL's 50% ownership interest in Kenwood, as well as certain asset dispositions affected in such periods. Such items were not material to IWL's operating results for fiscal 1997 and 1996.

     INCOME TAX EXPENSE. Provision for income taxes decreased approximately $33,000 or approximately 10.4% to approximately $283,000 for fiscal 1997 from approximately $316,000 for fiscal 1996 which represents an effective tax rate of 29.0% and 30.1% for each period, respectively.

COMPARISON OF FISCAL YEARS ENDED JUNE 30, 1996 AND 1995

     TOTAL REVENUES. Total revenues increased by approximately $12.0 million or approximately 75.9% to approximately $27.8 million for fiscal 1996 from approximately $15.8 million for fiscal

1995. Of this increase, approximately $741,000 or approximately 12.8% resulted from increases in IWL's telecommunications services, project and other services accounted for approximately $707,000 or approximately 7.1%, and approximately $10.6 million, or approximately 88%, resulted in part from product resales to a single customer. While revenues related to project and other services were relatively constant, the increase in sales of telecommunications services reflected continued growth of IWL's offshore network. Excluding product resales, total sales for fiscal 1996 would have been approximately $17.3 million. Since such product resales were completed in May 1997, they are not expected to contribute in a material manner to IWL's total sales in future periods after fiscal 1997.

     GROSS PROFIT. Gross profit increased approximately $1.2 million or approximately 19.7% to approximately $7.3 million in fiscal 1996 from approximately $6.1 million in fiscal 1995, representing gross margins of approximately 26.5% and 39.0%, respectively. The decrease in gross margin primarily was due to the lower profit margin from product resales. Excluding product resales, gross profit would have been approximately $6.5 million in fiscal 1996, representing a gross margin of approximately 37.7%.

     SELLING EXPENSES. Selling expenses decreased approximately $20,000 or approximately 2.4% to approximately $842,000, or approximately 3.0% of total sales, in fiscal 1996 from approximately $862,000, or approximately 5.5% of total sales, in fiscal 1995. Advertising and promotion expenditures increased approximately $81,000, travel expenses increased approximately $21,000 and salaries and employee benefits decreased approximately $110,000, which reflected the reassignment of certain employees to other departments.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased approximately $720,000 or approximately 20.4% to approximately
$4.2 million in fiscal 1996 from approximately $3.5 million in fiscal 1995. As a percentage of total sales, general and administrative expenses decreased to approximately 15.3% for fiscal 1996 from approximately 22.4% for fiscal 1995. The increase in general and administrative expenses was primarily due to a higher level of expenses in fiscal 1996 associated with the expansion of IWL's international operations and related travel, including increased activity in Russia and South America as well as a project in Bosnia that was started and completed in fiscal 1996. In addition, general and administrative expenses were higher in fiscal 1996 due to increased development of IWL's infrastructure to accommodate growth, which resulted in increases in insurance costs and employee compensation through an increased number of employees, increased telephone expenses relating to increased activity in IWL's international operations and costs associated with opening offices in Lafayette and New Orleans, Louisiana.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased approximately $183,000 or approximately 22.3% to approximately $1.0 million in fiscal 1996 from approximately $820,000 in fiscal 1995. This increase was principally attributable to an additional $1.2 million of property, plant and equipment, comprised of approximately $621,000 for satellite, microwave and other telecommunications equipment, and approximately $579,000 for computers, furniture and fixtures, service vehicles and test equipment.

     NET INTEREST EXPENSE. Net interest expense increased approximately $26,000 or approximately 10.6% to approximately $270,000 in fiscal 1996 from approximately $244,000 in fiscal 1995. The increase in interest expense was due to an increase of approximately $350,000 in borrowings under IWL's credit lines. Interest expense was minimized during fiscal 1996 as a result of a $2.0 million deposit received from Shell under a product resale contract.

     OTHER INCOME, NET. Other income in fiscal 1996 and fiscal 1995 resulted from IWL's 50% ownership interest in Kenwood, as well as certain asset dispositions affected in such periods. Such items were not material to IWL's operating results in fiscal 1996 or fiscal 1995.

     INCOME TAX EXPENSE. Provision for income taxes increased approximately $22,000 or approximately 7.8% to approximately $316,000 in fiscal 1996, representing an effective income tax rate of 30.0%, from approximately $293,000 in fiscal 1995, representing an effective tax rate of 35.4%. The decrease in the effective tax rate in fiscal 1996 primarily was due to the availability of foreign tax credits in such year.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended December 31, 1997, the Company generated $3,383 of cash in operating activities, borrowed an additional net amount of $967,450 from credit facilities, and received $351,000 from the sale and issuance of Common Stock. The Company invested $6.2 million in property and equipment (net of proceeds of $24,000 from certain dispositions of assets) and reduced its investment in an unconsolidated subsidiary by $529,262 through disposition. The increase in property, plant and equipment reflects the Company's work in progress in relation to the deployment of the Company's ODDS program and the development of its Gulf Coast Network. These activities decreased the Company's cash balance by $4.3 million to a balance of $3.3 million at December 31, 1997.

     The Company's working capital was $1.3 million at December 31, 1997. Accounts receivable increased $631,783 from $5.7 million at June 30, 1997 to $6.3 million at December 31, 1997, while inventory decreased from $1.9 million at June 30, 1997 to $1.0 million at December 31, 1997. Accounts payable and accrued expenses decreased from $5.4 million at June 30, 1997 to $3.6 million at December 31, 1997. In addition, the current portion of notes payable increased from $964,000 at June 30, 1997 to $6.0 million at December 31, 1997, while deferred revenue and customer deposits increased from $77,000 at June 30, 1997 to $187,000 at December 31, 1997. The increase in current portion of notes payable reflects the reclassification of the Company's working capital loan which will be due October 31, 1998. The Company plans to refinance the Line of Credit prior to the due date.

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

     The Company anticipates that, based on current plans and assumptions relating to its operations, its financial resources and equipment financing arrangements will be sufficient to fund the Company's growth and operations through June 30, 1998. The Company believes that its capital needs at the end of such period will continue to be significant and, therefore, the Company will continue to seek additional sources of capital. Further, in the event the Company's plans or assumptions change or prove to be inaccurate, or if the Company consummates any unplanned acquisitions of businesses or assets, the Company may be required to seek additional sources of capital sooner than currently anticipated. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

     Under certain circumstances, the Merger Agreement obligates IWL to pay to Telecommunications and the Partnership a fee of $2.5 million in the aggregate if the Merger Agreement is terminated (of which $1,875,000 is to be paid to Telecommunications and $625,000 is to be paid to the Partnership) and under certain circumstances obligates Telecommunications and the Partnership to pay to IWL a fee of $2.5 million in the aggregate if the Merger Agreement is terminated (of which $1,875,000 is to be paid by Telecommunications and $625,000 is to be paid by the Partnership). No assurances can be made that IWL would have sufficient liquidity to pay any such termination fee.

CONTINGENCIES

     The Company is party to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operations, financial position or liquidity of the Company.

YEAR 2000

     As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 computer software
failures.   The Company is addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operational
systems.   The Company has established processes for evaluating and managing the risks.

and costs associated with this problem.   The Company has and will continue to
make certain investments in its software systems and applications to ensure the Company is Year 2000 compliant. The financial impact to the Company has not yet been fully determined, however such impact is not anticipated to have a material adverse effect on the Company.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. The required disclosures for SFAS 130 will be adopted in 1998. The adoption of SFAS 130 will have no impact on the Partnership's results of operations, financial position or cash flows and any effect will be limited to the presentation of its disclosures.

     In June 1997, the FASB issued Statement of Financial accounting Standards No. 131, Disclosure About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the manner in which business enterprises are to report selected information regarding operating statements in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Financial statements disclosures for prior periods are required to be restated. The Partnership is in the process of evaluating the disclosure requirements. The adoption of SFAS 131 will not have an impact on the Partnership's results of operations, financial position or cash flows and any effect will be limited to the presentation of its disclosure.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                       PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table provides certain information regarding the directors and executive officers of the Company as of June 15, 1998:


         NAME                    AGE                     POSITIONS
         ----                    ---                     ---------
Ignatius W.  Leonards . . . .    44     Chairman, Chief Executive Officer and Director
Byron M.  Allen . . . . . . .    50     President and Director
Richard H.  Roberson. . . . .    39     Chief Financial Officer, Secretary and Director
James T.  Gordon. . . . . . .    59     Vice President--Telecom Operations
J.  Keith Johnson . . . . . .    36     Vice President--Marketing
Bryan L.  Olivier(1). . . . .    36     Vice President--IWL Connect Division
Errol J.  Olivier(1). . . . .    35     Vice President--Telecom Sales
Christopher J.  Amenson . . .    48     Director
Myron J.  Goins . . . . . . .    37     Director


-----------
(1)  The Oliviers are not related.

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

     Mr. Richard H. Roberson has served as Chief Financial Officer of the Company since joining the Company in October 1996 and has served as a director of the Company since February 1997. From November 1995 until October 1996, Mr. Roberson was Director of Administration at Weaver and Tidwell, LLP., a certified public accounting firm. From May 1989 until October 1995,

Mr. Roberson was Chief Financial Officer and Controller of Local and Western of Texas, Inc., a wholesaler of meat and other food products. Mr. Roberson is a certified public accountant and is a member of the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants. Mr. Roberson has a BBA in Accounting from the University of Texas at Austin.

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

COMPLIANCE WITH SECTION 16 OF THE EXCHANGE ACT

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

     Based solely on its review of the copies of such forms received by it, the Company believes that, during the fiscal year ended June 30, 1997 (the "1997 Fiscal Year") and for the transition period from July 1, 1997 until December 31, 1997 (the "1997 Transition Period"), the Company's officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Amenson and Goins were the sole members of the Compensation Committee during the 1997 Transition Period. The Board of Directors established the Compensation Committee effective upon consummation of the Company's initial public offering in June 1997. Prior thereto, the Company had no Compensation Committee or other committee of the Board of Directors performing similar functions, and accordingly, the Board of Directors determined the compensation for the executive officers and related matters.

     During the 1997 Transition Period, no executive officer of the Company served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Company's Board of Directors or Compensation Committee.

     Caroline Fontenot, the sister of Mr. Leonards, IWL's Chairman of the Board and Chief Executive Officer, lent IWL $75,000 on June 1, 1992, of which a balance of $39,460, bearing interest at the rate of 12% per annum, remained outstanding as of December 31, 1997 and a balance of $43,693 remained outstanding as of June 30, 1997.

     IWL paid to Mr. Leonards during fiscal year 1996 and fiscal year 1997, $18,000 and $10,500, respectively, in management fees ($1,500 a month) for management rights granted by Mr. Leonards to IWL with respect to a condominium owned by Mr. Leonards and used by IWL.

EXECUTIVE COMPENSATION

     SUMMARY COMPENSATION TABLE.   The following table sets forth certain
compensation awarded or paid by the Company to its Chairman of the Board and Chief Executive Officer and the other executive officers of the Company whose total annual salary and bonus for services to the Company exceeded $100,000 in the 1997 Fiscal Year (the "Named Executive Officers"). Information is also provided for such persons for the period from July 1, 1997 to December 31, 1997 (the "1997 Transition Period").

                              SUMMARY COMPENSATION TABLE

                                                                                                OPTIONS        ALL OTHER
 NAME AND PRINCIPAL POSITION                       YEARS            SALARY          BONUS       (SHARES)      COMPENSATION
 ---------------------------                       -----            ------          -----       --------      ------------

                                                                                                    LONG-TERM
                                                                                                 COMPENSATION
                                                                    ANNUAL COMPENSATION             AWARDS
                                                                    -------------------             ------
 Ignatius W.  Leonards . . . . . . . . . . . .        1997(1)         $  84,390        -                                 $  4,260(2)
    Chairman of the Board and                            1997           157,427        -                -                  29,254(3)
    Chief Executive Officer                              1996           150,000        -                -                  36,522(4)

 J.  Keith Johnson . . . . . . . . . . . . . .        1997(1)         $  60,000        -                -                $    806(5)
     Vice President--Marketing                           1997           115,485        -           $  5,000(6)              1,801(5)
                                                         1996           100,604    $12,250           36,141(7)              1,655(5)

-----------

(1) The Company changed its year end from June 30 to December 31, therefore the information presented in this line item represents the 1997 Transition Period, which is from July 1, 1997 to December 31, 1997.

(2) Represents (i) $606 of matching payments made by the Company to Mr. Leonards' account under the Company's Retirement and Savings Plan (the "401(k) Plan"); and (ii) $3,654 for the company car provided to Mr. Leonards by the Company.

(3) Represents (i) $8,998 earned by Mr. Leonards pursuant to an agreement (the "Kenwood Agreement") between the Company and Kenwood Americas Corporation ("KAC") whereby Mr. Leonards is paid 10% of the net profits of Kenwood Systems Group, Inc. (the Company owns 50% of the outstanding capital stock of Kenwood Systems Group, Inc., with the other 50% owned by KAC);
     (ii) $2,448 of matching payments made by the Company to Mr. Leonards' account under the Company's Retirement and Savings Plan (the "401(k) Plan"); and (iii) $10,500 in management fees ($1,500 a month) paid to Mr. Leonards by the Company for management rights granted by Mr. Leonards to the Company with respect to a condominium owned by Mr. Leonards and used by the Company; and (iv) $7,308 for the company car provided to Mr. Leonards by the Company.

(4) Represents (i) $9,000 earned by Mr. Leonards pursuant to the Kenwood Agreement; (ii) $2,214 of matching payments made by the Company to Mr. Leonards' account under the Company's 401(k) Plan; (iii) $18,000 in management fees ($1,500 a month) paid to Mr. Leonards by the Company for management rights granted by Mr. Leonards to the Company with respect to a condominium owned by Mr. Leonards and used by the Company; and (iv) $7,308 for the company car provided to Mr. Leonards by the Company.

(5) Represents matching payments made by the Company to Mr. Johnson's account under the Company's 401(k) Plan.

(6) Represents stock options granted pursuant to the Company's 1997 Stock Option Plan, which have an exercise price of $6.00 per share and are subject to vesting requirements.

(7) Represents stock options granted pursuant to the Company's Employee Incentive Stock Option Plan, which have an exercise price of $3.56 per share. The vesting of all such options was accelerated upon consummation of the Company's initial public offering in June 1997.

     OPTION GRANTS. There were no option grants during the 1997 Transition Period to the Named Executive Officers.

                      FISCAL YEAR-END OPTION VALUES TABLE

                                                     NUMBER OF SECURITIES        VALUE OF UNEXERCISED
                                                    UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                                                  OPTIONS AT FISCAL YEAR-END    AT FISCAL YEAR-END(1)
                                                  --------------------------  --------------------------
NAME                                              EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
------------------------------------------------  -----------  -------------  -----------  -------------
J. Keith Johnson................................      36,141(2)       5,000    $ 341,171      $ 35,000

------------------------

(1) Based on the fair market value of the Common Stock of $13.00 per share as reported on the Nasdaq National Market on December 31, 1997.

(2) The Board of Directors accelerated the vesting of all outstanding options granted under the Employee Incentive Stock Option Plan effective upon completion of the Company's initial public offering in June 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of May 31, 1998 by (i) each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Common Stock, (ii) each of the Company's Named Executive Officers, directors and director nominees, and (iii) all of the current executive officers and directors of the Company as a group. The information contained in this table with respect to beneficial ownership reflects "beneficial ownership" as defined in Rule 13d-3 under the Exchange Act. Shares of Common Stock not outstanding but deemed beneficially owned by virtue of the right of an individual or group to acquire shares within 60 days after May 31, 1998 are treated as outstanding only when determining the amount and percentage of Common Stock owned by such individual or group. Except as otherwise noted or pursuant to community property laws, each person has sole voting and sole investment power with respect to the shares shown. The address of each person listed is 12000 Aerospace Avenue, Suite 200, Houston, Texas 77034, except as otherwise indicated.


 NAME                                                                       NUMBER            PERCENTAGE
 ----                                                                       ------            OWNERSHIP
                                                                                              ---------
                                                                                SHARES OF COMMON STOCK
                                                                                ----------------------
                                                                                BENEFICIALLY OWNED (1)
                                                                                ----------------------
 Ignatius W.  Leonards(2)  . . . . . . . . . . . . . . . . . . . . .            1,897,528          47.6%
 Byron M.  Allen (3) . . . . . . . . . . . . . . . . . . . . . . . .              222,200           5.6%
 J.  Keith Johnson(4)  . . . . . . . . . . . . . . . . . . . . . . .               37,949            *


 Richard H.  Roberson (5)  . . . . . . . . . . . . . . . . . . . . .                3,400            *
 Christopher J.  Amenson                                                            2,000            *
  c/o SBS Technologies, Inc.
  2400 Louisiana Boulevard, NE
  AFC Building 5, Suite 600
  Albuquerque, New Mexico 87110
 Myron J. Goins                                                                        --            --
  200 North Main Street, Suite 301
  Greenville, South Carolina 29601
 Wellington Management Company, LLP (6). . . . . . . . . . . . . . .              360,000           9.0%
  75 State Street
  Boston, MA  02109
 All executive officers and directors as a group (nine persons)(3) .            2,250,203          54.8%


----------
*    Less than 1% of the outstanding shares of the class.

(1)  Based upon 3,986,718 shares of IWL Common Stock issued and outstanding.

(2) Includes 6,666 shares held by Ignatius W. Leonards as custodian for minor children.

(3) Includes 7,300 shares held by Byron M. Allen as custodian for minor children and 7,300 shares held by Mr. Allen's daughters, the voting, investment and dispositive power of which are shared by Mr. Allen with his daughters.

(4) Includes 36,141 shares of IWL Common Stock subject to currently exercisable options and 1,000 shares of IWL Common Stock subject to options exercisable within 60 days of May 31, 1998. Does not include 4,000 shares of IWL Common Stock subject to options not yet vested.

(5) Includes 100 shares of IWL Common Stock held by spouse of Richard H. Roberson and 200 shares of IWL Common Stock held by Richard H. Roberson as custodian for minor children, the voting, investment and dispositive power of which are shared by Mr. Roberson with his spouse. Includes 3,000 shares of IWL Common Stock subject to options exercisable within 60 days of May 31, 1998. Does not include 27,000 shares of IWL Common Stock subject to options not yet vested.

(6) Address and current ownership information obtained from review of Commission Form 13G filed by Wellington Management Company, LLP on February 9, 1998.

(7) Includes 102,807 shares of IWL Common Stock subject to currently exercisable options, and 20,200 shares of IWL Common Stock subject to options exercisable within 60 days of May 31, 1998, granted to the executive officers of IWL, as a group.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Caroline Fontenot, the sister of Mr. Leonards, IWL's Chairman of the Board and Chief Executive Officer, lent IWL $75,000 on June 1, 1992, of which a balance of $39,460, bearing interest at the rate of 12% per annum, remained outstanding as of December 31, 1997 and a balance of $43,693 remained outstanding as of June 30, 1997.

     IWL paid to Mr. Leonards during fiscal year 1996 and fiscal year 1997, $18,000 and $10,500, respectively, in management fees ($1,500 a month) for management rights granted by Mr. Leonards to IWL with respect to a condominium owned by Mr. Leonards and used by IWL.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K.

     (a)

     (1) Financial Statements. The financial statements filed as a part of this Annual Report on Form 10-K are listed in the "Index to Consolidated Financial Statements" on page F-1 hereof.

     (2)  Financial Statement Schedules.

     The financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted or otherwise disclosed in the financial statements.

     (3)  Exhibits.

     The following exhibits are filed as a part of this Annual Report on Form 10-K.


     +3.1   Amended and Restated Articles of Incorporation of the Registrant.
      3.2   Amended and Restated Bylaws of the Registrant.  (Incorporated by
            reference from Exhibit 3.2 to the Company's Quarterly Report on
            Form 10-Q for the period ending December 31, 1997.)
     +4.1   Specimen certificate for the Common Stock of the Registrant.
    +10.1   IWL Communications, Incorporated Employee Incentive Stock Option
            Plan.
    +10.2   IWL Communications, Incorporated 1997 Stock Option Plan.
    +10.3   IWL Communications, Incorporated 1997 Director Stock Option Plan.
   **10.4   Telecommunications Equipment Lease Agreement dated as of June 1,
            1997 between the Registrant and Diamond Offshore Company.#
    +10.5   Office Lease Agreement dated May 22, 1996, by and between Ellington
            Field, Ltd., a Texas limited partnership and the Registrant.
    +10.6   Authorized Distributor Agreement dated February 16, 1997, by and between Radio Frequency Systems, Inc., a Cablewave Systems
            Division, and the Registrant.#
    +10.7   License Agreement dated November 25, 1996, between Entergy
            Services, Inc.  and the Registrant d/b/a IWL Connect.#
    +10.8   Memorandum of Understanding dated July 11, 1996, between Interstate
            FiberNet (IFN) operating on its behalf and on behalf of Entergy
            Technology Corporation and the Registrant.#


    +10.9   Satellite Information Network Service Agreement dated May 1, 1994, by and between the Registrant and the Information Telegraphy Agency of Russia ITAR-TASS.#
   +10.10   Reseller Agreement dated December 31, 1996, by and between Alcatel
            Network Systems, Inc.  and the Registrant.#
   +10.11   Select Partner Agreement dated effective October 11, 1996, by and between Newbridge Networks, Inc.  and the Registrant.#
   +10.12   Form of Service Agreement.
   +10.13   Lease Agreement dated November 18, 1996, by and between the
            Registrant and CLG, Inc.
   +10.14   License Agreement for Pole Attachments and/or Conduit Occupancy
            between BellSouth Telecommunications, Inc.  and the Registrant.
   +10.15   Promissory Note dated September 20, 1996 payable by the Registrant to First Bank and Trust, Cleveland, Texas.
   +10.16   Loan Agreement and Security Agreement dated December 20, 1995 between the Registrant and Marine Midland Business Loans, Inc.
   +10.17   Promissory Note dated May 4, 1995 payable by the Registrant to
            Byron M.  Allen.
   +10.18   Letter Agreement dated February 28, 1997, by and between the
            Registrant and Marine Midland Bank as successor-in-interest to
            Marine Midland Business Loans, Inc.
   +10.19   Reseller Agreement dated December 31, 1995, by and between Alcatel
            Network Systems, Inc.  and the Registrant.#
   +10.20   Second Amendment to Loan and Security Agreement dated as of May 7,
            1997, between the Registrant and Marine Midland Business Loans,
            Inc.
   +10.21   Commitment Letter dated May 20, 1997 for financing arrangements between the Registrant and Bank One, Texas, N.A.
  **10.22   Credit Agreement, dated August 1, 1997, executed by and between the
            Registrant and Bank One, Texas, N.A.  ("Lender").
  **10.23   Promissory Note, dated August 1, 1997, in the principal amount of
            $822,000.00, executed by the Registrant, and made payable to
            Lender.
  **10.24   Promissory Note, dated August 1, 1997, in the principal amount of
            $605,000.00, executed by the Registrant, and made payable to
            Lender.
  **10.25   Collateral Assignment and Security Agreement, dated August 1, 1997, executed by Registrant, as assignor, and Lender, as assignee.
  **10.26   Revolving Credit Agreement, dated August 1, 1997, executed by and between the Registrant and Lender.
  **10.27   Promissory Note, dated August 1, 1997, in the principal amount of
            $5,000,000.00, executed by the Registrant, and made payable to
            Lender.
  **10.28   Security Agreement, dated August 1, 1997, executed by the
            Registrant, as debtor, and Lender, as secured party.
  **10.29   Amended and Restated Credit Agreement, dated August 28, 1997, executed by and between the Registrant and Lender.


  **10.30   Promissory Note, dated August 28, 1997, in the principal amount of
            $1,055,000.00, executed by the Registrant, and made payable to lender.
   *23.1    Consent of KPMG Peat Marwick LLP
 ***27.1    Financial Data Schedule.

-----------

*    Filed herewith.
#    Confidential treatment has been granted.
+ Incorporated by reference from the exhibit of the same number in the Company's Form S-1 filed March 5, 1997, as amended, file no. 333-22801.
** Incorporated by reference from the exhibit of the same number in the Company's Annual Report on Form 10-K for the year ending June 30, 1997.
***  Amended and filed herewith.

     (b)  Reports on Form 8-K.

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

                              IWL COMMUNICATIONS, INCORPORATED

                              By            /s/ Ignatius W. Leonards
                                  ----------------------------------------------
                                  Ignatius W.  Leonards, Chief Executive Officer
                                               Date: June 22, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated below.

         SIGNATURE                             TITLE                      DATE
         ---------                             -----                      ----
   /s/ Ignatius W. Leonards      Chief Executive Officer, Chairman    June 22, 1998
  --------------------------     of the Board, and Director
     Ignatius W. Leonards        (Principal Executive Officer)

      /s/ Byron M. Allen
  --------------------------     President and Director               June 22, 1998
        Byron M. Allen

   /s/ Richard H. Roberson       Chief Financial Officer and          June 22, 1998
  --------------------------     Director (Principal Financial and
     Richard H. Roberson         Accounting Officer

  /s/ Christopher J. Amenson
  --------------------------     Director                             June 22, 1998
    Christopher J. Amenson


  --------------------------     Director                             June  1998
        Myron J. Goins

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report..........................................................        F-2
Consolidated Balance Sheets at June 30, 1996 and 1997 and at December 31, 1997........        F-3
Consolidated Statements of Operations for the Years ended June 30, 1995, 1996 and 1997
  and for the Six Months ended December 31, 1996 and 1997.............................        F-4
Consolidated Statements of Stockholders' Equity for the Years ended June 30, 1995,
  1996 and 1997 and for the Six Months ended December 31, 1997........................        F-5
Consolidated Statements of Cash Flows for the Years ended June 30, 1995, 1996 and 1997
  and for the Six Months ended December 31, 1996 and 1997.............................        F-6
Notes to Consolidated Financial Statements............................................        F-8

                          INDEPENDENT AUDITORS' REPORT

The Stockholders
IWL Communications, Inc. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of IWL Communications, Inc. and Subsidiaries (the Company) as of June 30, 1996 and 1997, and as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997 and for the six months ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IWL Communications, Inc. and Subsidiaries as of June 30, 1996 and 1997 and December 31, 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997 and for the six months ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Houston, Texas
April 3, 1998,
except as to the
second paragraph of
Note 1 which is as of May 7, 1998
                                      F-2

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1996 AND 1997 AND DECEMBER 31, 1997

                                     ASSETS

                                                                           JUNE 30,     JUNE 30,    DECEMBER 31,
                                                                             1996         1997          1997
                                                                          -----------  -----------  ------------
Current assets:
  Cash and cash equivalents.............................................  $   360,930  $ 7,659,983   $3,345,312
  Accounts receivable:
    Trade, less allowance for doubtful accounts of $74,513, $100,936 and
      $140,613, respectively............................................    5,501,317    5,710,344    6,342,127
    Affiliate...........................................................       73,234       67,074       30,344
    Other...............................................................        7,172      116,020      239,298
  Notes receivable-trade, current portion...............................      230,429           --           --
  Inventory.............................................................      851,380    1,856,617    1,022,927
  Costs and estimated earnings in excess of billings on uncompleted
    contracts...........................................................      135,675      242,862           --
  Deferred tax asset-current............................................       74,659      242,317      107,750
  Prepaid expenses and deposits.........................................      132,266      388,272      447,067
                                                                          -----------  -----------  ------------
      Total current assets..............................................    7,367,062   16,283,489   11,534,825
                                                                          -----------  -----------  ------------
Property, plant and equipment...........................................    8,385,538   14,281,182   20,387,102
  Accumulated depreciation..............................................   (3,894,863)  (5,164,829)  (6,039,032)
                                                                          -----------  -----------  ------------
      Net property, plant and equipment.................................    4,490,675    9,116,353   14,348,070
                                                                          -----------  -----------  ------------
Investment in unconsolidated subsidiary.................................      297,153      428,374           --
Other assets............................................................      254,448      233,527      400,681
                                                                          -----------  -----------  ------------
      Total assets......................................................  $12,409,338  $26,061,743   $26,283,576
                                                                          -----------  -----------  ------------
                                                                          -----------  -----------  ------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable-current portion.........................................  $   997,904  $   963,595   $6,035,069
  Trade accounts payable and accrued expenses...........................    3,907,185    5,436,445    3,626,519
  Customer deposits.....................................................      388,993       23,365      171,972
  Federal income taxes payable..........................................       37,418           --      264,964
  Deferred revenue-current portion......................................      175,977       53,480       14,667
  Billings in excess of costs and estimated earnings on uncompleted
    contracts...........................................................       48,892       85,553       92,022
                                                                          -----------  -----------  ------------
      Total current liabilities.........................................    5,556,369    6,562,438   10,205,213
                                                                          -----------  -----------  ------------
Notes payable, noncurrent portion.......................................    2,943,837    7,692,332    3,588,308
Deferred revenue, noncurrent portion....................................       66,748           --           --
Deferred income taxes...................................................      144,034      413,071      323,913
                                                                          -----------  -----------  ------------
      Total liabilities.................................................    8,710,988   14,667,841   14,117,434
                                                                          -----------  -----------  ------------
Stockholders' equity:
  Common stock, $.01 par value; 100,000,000 authorized, issued and outstanding 2,225,008, 3,677,816 and 3,754,230 shares,
    respectively........................................................       22,250       36,778       37,542
  Additional paid-in capital............................................      259,626    7,251,600    7,601,589
  Retained earnings.....................................................    3,416,474    4,105,524    4,527,011
                                                                          -----------  -----------  ------------
      Total stockholders' equity........................................    3,698,350   11,393,902   12,166,142
                                                                          -----------  -----------  ------------
Commitment and contingencies
      Total liabilities and stockholders' equity........................  $12,409,338  $26,061,743   $26,283,576
                                                                          -----------  -----------  ------------
                                                                          -----------  -----------  ------------

          See accompanying notes to consolidated financial statements.

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED JUNE 30, 1995, 1996 AND 1997 AND
                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1997



                                                                                               SIX MONTHS     SIX MONTHS
                                                                                                  ENDED          ENDED
                                                         YEARS ENDED JUNE 30,                 DECEMBER 31,    DECEMBER 31,
                                                 1995            1996            1997             1996           1997
                                             -------------  --------------  --------------    -------------  -------------
                                                                                               (UNAUDITED)
Sales:
  Telecommunication services...............  $   5,789,570  $    6,530,887  $    7,993,104  $   3,645,771   $   4,855,428
  Project/other revenue....................     10,004,504      10,711,346      14,707,698      7,303,096       7,107,213
  Product resales..........................       --            10,553,846       7,640,788      4,695,225        --
                                             -------------  --------------  --------------  -------------   -------------
    Total sales............................     15,794,074      27,796,079      30,341,590     15,644,092      11,962,641
Cost of sales (exclusive of items shown
  separately below)........................     (9,639,347)    (10,743,266)    (14,709,249)    (7,004,414)     (6,556,544)
Cost of sales-product resales..............       --            (9,672,078)     (7,027,061)    (4,680,001)       --
                                             -------------  --------------  --------------  -------------   -------------
Gross profit...............................      6,154,727       7,380,735       8,605,280      3,959,677       5,406,097
Selling expenses...........................        862,183         842,038       1,140,953        494,702         792,667
General and administrative expenses........      3,537,004       4,257,067       4,704,302      2,240,224       2,838,058
Depreciation and amortization..............        820,957       1,003,296       1,403,036        635,415         981,733
                                             -------------  --------------  --------------  -------------   -------------
Income from operations.....................        934,583       1,278,334       1,356,989        589,336         793,639
                                             -------------  --------------  --------------  -------------   -------------
Other income and (expense):
  Interest income..........................         52,036          46,300          20,374         17,764         130,024
  Interest expense.........................       (296,299)       (316,412)       (534,218)      (231,490)       (347,844)
  Gain from sale of investment in
    unconsolidated subsidiary..............       --              --              --             --                66,266
  Equity in earnings (loss) of
    unconsolidated subsidiary..............        105,829         (25,873)         81,221            776          34,662
  Gain from sale of assets.................         24,926          67,021          47,690         18,148           9,240
  Other....................................          8,123        --              --                   28        --
                                             -------------  --------------  --------------  -------------   -------------
Total other income (expense)...............       (105,385)       (228,964)       (384,933)      (194,774)       (107,652)
                                             -------------  --------------  --------------  -------------   -------------
Income before income taxes.................        829,198       1,049,370         972,056        394,562         685,987
Income tax expense.........................        293,557         315,708         283,006        134,154         264,500
                                             -------------  --------------  --------------  -------------   -------------
Net income.................................  $     535,641  $      733,662  $      689,050  $     260,408   $     421,487
                                             -------------  --------------  --------------  -------------   -------------
                                             -------------  --------------  --------------  -------------   -------------
Net income per share:
  Basic....................................  $        0.24  $         0.33  $         0.30  $        0.12   $        0.11
  Diluted..................................           0.24            0.33            0.30           0.11            0.11
                                             -------------  --------------  --------------  -------------   -------------
                                             -------------  --------------  --------------  -------------   -------------
Weighted average shares outstanding:
  Basic....................................      2,222,200       2,222,416       2,298,377      2,225,939       3,736,967
  Diluted..................................      2,232,751       2,232,967       2,323,330      2,261,149       3,907,877
                                             -------------  --------------  --------------  -------------   -------------
                                             -------------  --------------  --------------  -------------   -------------

          See accompanying notes to consolidated financial statements.

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED JUNE 30, 1995, 1996 AND 1997 AND
                       SIX MONTHS ENDED DECEMBER 31, 1997

                                                    COMMON STOCK        ADDITIONAL
                                                ---------------------    PAID-IN       RETAINED
                                                  SHARES     AMOUNT      CAPITAL       EARNINGS        TOTAL
                                                ----------  ---------  ------------  ------------  -------------
Balances at June 30, 1994.....................   2,222,200  $  22,222  $    249,658  $  2,147,171  $   2,419,051
Net income....................................      --         --           --            535,641        535,641
                                                ----------  ---------  ------------  ------------  -------------
Balances at June 30, 1995.....................   2,222,200     22,222       249,658     2,682,812      2,954,692
Issuance of stock.............................       2,808         28         9,968       --               9,996
Net income....................................      --         --           --            733,662        733,662
                                                ----------  ---------  ------------  ------------  -------------
Balances at June 30, 1996.....................   2,225,008     22,250       259,626     3,416,474      3,698,350
Issuance of stock.............................       2,808         28         9,969       --               9,997
Proceeds from initial public common stock
  offering, net of expenses...................   1,450,000     14,500     6,982,005       --           6,996,505
Net income....................................      --         --           --            689,050        689,050
                                                ----------  ---------  ------------  ------------  -------------
Balances at June 30, 1997.....................   3,677,816     36,778     7,251,600     4,105,524     11,393,902
Issuance of stock.............................      76,414        764       386,260       --             387,024
Additional expenses from initial public
  offering....................................      --         --           (36,271)      --             (36,271)
Net income....................................      --         --           --            421,487        421,487
                                                ----------  ---------  ------------  ------------  -------------
Balance at December 31, 1997..................   3,754,230  $  37,542  $  7,601,589  $  4,527,011  $  12,166,142
                                                ----------  ---------  ------------  ------------  -------------
                                                ----------  ---------  ------------  ------------  -------------

          See accompanying notes to consolidated financial statements.

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED JUNE 30, 1995, 1996, AND 1997 AND
                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1997


                                                                                      SIX MONTHS     SIX MONTHS
                                                                                        ENDED          ENDED
                                                     YEARS ENDED JUNE 30,            DECEMBER 31,   DECEMBER 31,
                                               1995          1996          1997         1996            1997
                                           ------------  ------------  ------------  ------------   ------------
                                                                                     (UNAUDITED)
Cash flows from operating activities:
Net income...............................  $    535,641  $    733,662  $    689,050   $  260,408    $  421,487
Adjustments to reconcile net income to
  net cash provided by (used in)
  operating activities:
Depreciation and amortization............       820,957     1,003,296     1,403,036      635,415       981,733
Gain from sale of KSG....................       --            --            --            --           (66,266)
Gain from sale of assets.................       (24,926)      (67,021)      (47,690)     (18,148)       (9,240)
Deferred income taxes....................        78,903        (9,528)      101,379       34,509        45,409
Equity in (earnings) loss of
  unconsolidated subsidiary..............      (105,829)       25,873       (81,221)        (776)      (34,662)
Changes in operating assets and
  liabilities:
Accounts receivable......................      (296,166)   (3,903,405)     (311,715)     468,269      (718,331)
Inventory................................       374,297      (253,022)      (70,003)    (868,242)      833,690
Costs and estimated earnings in excess of
  billings...............................        (2,881)     (132,794)     (107,187)      52,410       242,862
Prepaid expenses and deposits............       (43,997)          (58)     (256,006)    (232,870)      (58,795)
Other assets.............................        32,274      (101,611)      (91,197)    (151,430)     (205,805)
Trade accounts payable and accrued
  expenses...............................      (640,238)    2,762,020     1,871,807      (34,128)   (1,809,926)
Customer deposits........................      (118,485)      327,692      (365,628)    (274,894)      148,607
Deferred revenue.........................       177,296      (130,359)     (189,245)     378,151       (38,813)
Billings in excess of costs and estimated
  earnings...............................       --             48,892        36,661       86,609         6,469
Federal income taxes payable.............       (90,559)       37,418       (37,418)      (1,643)      264,964
                                           ------------  ------------  ------------  ------------  ------------
Net cash provided by (used in) operating
  activities.............................       696,287       341,055     2,544,623      333,640         3,383
                                           ------------  ------------  ------------  ------------  ------------
Cash flows from investing activities:
Purchase of property, plant, and
  equipment..............................    (1,585,103)   (1,492,487)   (6,987,778)  (2,431,532)   (6,189,659)
Proceeds from disposal of property,
  plant, and equipment...................        70,525       201,550       119,210       28,776        24,140
Proceeds from notes receivable...........       283,755       659,972       --            --            --
Proceeds from sale of KSG................       --            --            --            --           529,262
Investment in unconsolidated
  subsidiary.............................       --            --            (50,000)     (50,000)       --
                                           ------------  ------------  ------------  ------------  ------------
Net cash used in investing activities....  $ (1,230,823) $   (630,965) $ (6,918,568)  $(2,452,756)  $(5,636,257)
                                           ------------  ------------  ------------  ------------  ------------

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                 YEARS ENDED JUNE 30, 1995, 1996, AND 1997 AND
                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1997


                                                                                      SIX MONTHS    SIX MONTHS
                                                                                        ENDED         ENDED
                                                     YEARS ENDED JUNE 30,            DECEMBER 31,   DECEMBER 31,
                                               1995          1996          1997          1996          1997
                                           ------------  ------------  ------------  ------------  ------------
                                                                                     (UNAUDITED)
Cash flows from financing activities:
Proceeds from debt.......................     2,350,729     8,352,398     5,902,612    2,684,377    14,280,634
Debt payments............................    (1,496,470)   (8,002,183)   (1,236,116)    (654,706)  (13,313,184)
Proceeds from issuance of common stock...       --              9,996     7,006,502        9,997       350,753
Decrease in cash overdraft...............       (29,094)      --            --            --            --
                                           ------------  ------------  ------------  ------------  ------------
Net cash provided by financing
  activities.............................       825,165       360,211    11,672,998    2,039,668     1,318,203
                                           ------------  ------------  ------------  ------------  ------------
Net increase (decrease) in cash for
  period.................................       290,629        70,301     7,299,053      (79,448)   (4,314,671)
Cash and cash equivalents at beginning of
  period.................................       --            290,629       360,930      360,930     7,659,983
                                           ------------  ------------  ------------  ------------  ------------
Cash and cash equivalents at end of
  period.................................  $    290,629  $    360,930  $  7,659,983   $  281,482    $3,345,312
                                           ------------  ------------  ------------  ------------  ------------
                                           ------------  ------------  ------------  ------------  ------------
Supplemental disclosures of cash flow
  information:
Cash paid during the year for interest...  $    317,404  $    298,546  $    509,931   $  220,185    $  347,759
                                           ------------  ------------  ------------  ------------  ------------
                                           ------------  ------------  ------------  ------------  ------------
Cash paid during the year for income
  taxes..................................  $    367,267  $    150,866  $    320,424   $   57,500    $   --
                                           ------------  ------------  ------------  ------------  ------------
                                           ------------  ------------  ------------  ------------  ------------
Supplemental schedule of noncash
  investing activities:
Conversion of accounts receivable to
  notes receivable.......................  $    331,983  $    395,637  $    --        $   --        $   --
Offset of notes receivable in lieu of
  accounts payable to vendor.............  $    --       $    --       $    342,547   $   --        $   --
                                           ------------  ------------  ------------  ------------  ------------
                                           ------------  ------------  ------------  ------------  ------------

          See accompanying notes to consolidated financial statements.

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1995, 1996  AND 1997 AND SIX MONTHS ENDED DECEMBER 31, 1997


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

CHANGE IN FISCAL YEAR-END

    The Company changed its fiscal year end from June 30 to December 31 on May 7, 1998. These audited consolidated financial statements reflect the results of operations and statement of cash flows for the transition six-month period ended December 31, 1997. The results of operations and statement of cash flows for the comparable six-month period ended December 31, 1996 are derived from unaudited consolidated financial statements of IWL which in the opinion of IWL's management, contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation thereof.

BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of IWL Communications, Inc. and its wholly-owned subsidiaries, Spacelink Systems, Inc., Spacelink Systems FSC, Inc. and IWL Communications Ltd. (Russia). All material intercompany accounts and transactions have been eliminated. The Company's investment in and operating results of Kenwood Systems Group, which was a 50% owned entity for the years ended June 30, 1995, 1996 and 1997 and for the six months ended December 31, 1997 until the date of sale are included in the accompanying financial statements on the basis of the equity method of accounting.

CASH EQUIVALENTS

    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

    The Company performs credit evaluations of its customers, but does not require collateral.

MAJOR CUSTOMERS AND SUPPLIERS

    For the years ended June 30, 1996 and 1997, approximately $11,688,251 (42%) and $9,818,000 (32%), respectively of the Company's sales were from one customer. None of the Company's sales to customers accounted for more than 10% of sales for the year ended June 30, 1995 or the six months ended December 31, 1997. At June 30, 1997, accounts receivable-trade included balances of approximately $880,100 and $594,200 from two of the Company's major customers. At December 31, 1997, no customer balances accounted for more than 10% of accounts receivable-trade.

    The majority of the sales to the major customer for the year ended June 30, 1996 and 1997 ($10,553,846 and $7,640,800, respectively) were attributable to a one-time project, which included a significant equipment resale component, that the Company substantially completed in 1997, and, therefore, is not expected to contribute in a material manner to the Company's revenue in future periods.

    Customers in the oil and gas industry account for substantially all of the Company's offshore and project related sales. Price decreases in oil and gas and other market forces which negatively affect the oil and gas industry as a whole, could affect funding for drilling activities in the Gulf of Mexico, North Sea and elsewhere, and could impact the Company's financial condition, results of operations and cash flows.

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

 YEARS ENDED JUNE 30, 1995, 1996 AND 1997 AND SIX MONTHS ENDED DECEMBER 31, 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    The Company purchases substantially all of its telecommunications equipment for use in the oil and gas industry from one supplier pursuant to an exclusive distributorship agreement.

INVENTORY

    Inventory substantially consists of parts and equipment held for resale. Inventory that can be specifically identified using a unique identification number is stated at the lower of specific cost or market. Inventory that cannot be specifically identified is stated at the lower of cost or market where cost is determined using the first in-first out method. Market value, in all cases, represents the lower of replacement cost or net realizable value.

PROPERTY, PLANT AND EQUIPMENT/DEPRECIATION

    Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as indicated below:

     Buildings and improvements.................................  7-31 years
     Vehicles...................................................     5 years
     Furniture and fixtures.....................................   5-7 years
     Leasehold improvements.....................................  Lease term
     Equipment for rent/lease...................................  7-10 years
     Computers, office and test equipment.......................   5-7 years

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

REVENUE RECOGNITION

    The Company provides services such as telecommunication services whose revenue is recognized based on the monthly service provided. Lease revenues from equipment rentals are recorded over the life of the lease contract. Communication systems contracts are typically fixed price and revenue is recognized based on the percentage-of-completion method, primarily based on contract cost incurred to date compared with total estimated contract costs. Costs and estimated earnings or losses, if any, recognized in excess of amounts billed are classified as current assets. It is anticipated that the incurred costs associated with work in progress at the end of the respective periods will be billed and collected within the next year. Amounts received from clients in excess of revenues recognized to date are classified as current liabilities.

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

 YEARS ENDED JUNE 30, 1995, 1996 AND 1997 AND SIX MONTHS ENDED DECEMBER 31, 1997

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

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

 YEARS ENDED JUNE 30, 1995, 1996 AND 1997 AND SIX MONTHS ENDED DECEMBER 31, 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME PER SHARE

    In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS") amounts for companies with publicly held common stock. The new standards require the presentation of both basic and diluted EPS amounts for companies with complex capital structures. Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period, and excludes the effect of potentially dilutive securities (such as options, warrants and convertible securities) which are converted into common stock. Dilutive EPS reflects the potential dilution related to the incremental shares from such convertible securities. Incremental shares resulting from dilutive employee stock options of 10,551, 10,551, and 24,953 for the years ended June 30, 1995, 1996, and 1997, respectively were used in the calculation of diluted EPS. Incremental shares of 35,210 and 170,910 for the six-month periods ended December 31, 1996 and 1997, respectively, were used in the calculation of diluted EPS.

    Effective October 1, 1997, the Company adopted the requirements of SFAS 128 and has presented basic and diluted EPS for all periods presented.

    On November 1, 1995, the Board of Directors declared a two hundred- for-one common stock split effective November 1, 1995. All share amounts and numbers of shares have been restated to reflect the stock split.

(2) COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

                                                                            JUNE 30,     JUNE 30,    DECEMBER 31,
                                                                              1996         1997          1997
                                                                           ----------  ------------  ------------
Costs incurred on uncompleted contracts..................................  $  271,100  $    958,295   $  381,074
Estimated earnings.......................................................     127,332       315,106      281,869
                                                                           ----------  ------------  ------------
                                                                              398,432     1,273,401      662,943
Less billings to date....................................................     311,649     1,116,092      754,965
                                                                           ----------  ------------  ------------
                                                                           $   86,783  $    157,309   $  (92,022)
                                                                           ----------  ------------  ------------
                                                                           ----------  ------------  ------------

    Included in accompanying balance sheets under the following captions:

                                                                            JUNE 30,     JUNE 30,    DECEMBER 31,
                                                                              1996         1997          1997
                                                                           ----------  ------------  ------------
Costs and estimated earnings in excess of billings on
  uncompleted contracts..................................................  $  135,675  $    242,862  $     --
Billings in excess of costs and estimated earnings on
  uncompleted contracts..................................................     (48,892)      (85,553)      (92,022)
                                                                           ----------  ------------  ------------
                                                                           $   86,783  $    157,309  $    (92,022)
                                                                           ----------  ------------  ------------
                                                                           ----------  ------------  ------------

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

 YEARS ENDED JUNE 30, 1995, 1996 AND 1997 AND SIX MONTHS ENDED DECEMBER 31, 1997

(3) INVESTMENT IN KENWOOD SYSTEMS GROUP

    In September 1997, the Company sold its ownership in Kenwood Systems Group, Inc. (KSG), a California corporation. Prior to the date of sale, the Company owned 50% of the voting common stock, with the remaining 50% of the voting common stock owned by Kenwood Americas Corporation (KAC). The results of operations from July 1, 1997 through the date of sale (September 30, 1997) of KSG have been reflected in the Company's operating results. The Company and KAC were the original owners of KSG, which began operations on May 1, 1994. The Company recorded a gain on the sale of KSG of $66,226.

    The investment was recorded using the equity method in which the original investment, adjusted for the Company's proportionate share of KSG's income, losses and dividend distributions, was recorded as a long-term investment. The Company's original investment in KSG was $200,000. An additional investment of $50,000 was made during the year ended June 30, 1997. The Company's proportionate share of KSG's (losses)/earnings for the years ended June 30, 1995, 1996 and 1997 and for the six months ended December 31, 1997 were $105,829, $(25,873), $81,221 and $34,662, respectively.

    The Company received a management fee from KSG equal to 2% of gross sales that was paid quarterly. For the years ended June 30, 1995, 1996 and 1997 and the six months ended December 31, 1997, the Company earned a management fee of $59,995, $58,253, $82,476 and $25,406, respectively. In addition, KSG was covered by worker's compensation, property, medical, dental and general liability insurance policies maintained by the Company. KSG also purchased various supplies and computer equipment from the Company from time to time. Employees of KSG were eligible to participate in a 401(k) plan maintained by the Company. Billings by the Company to KSG for the years ended June 30, 1995, 1996 and 1997 and the six months ended December 31, 1997 for insurance, supplies, equipment and management fees totaled approximately $128,178, $199,000 and $75,000, respectively. At June 30, 1996 and 1997, $73,234 and
$67,074, respectively, is included on the accompanying balance sheet as account receivable-affiliate which is due from KSG.

    Pertinent financial data (unaudited) of KSG, for the years ended June 30, 1995, 1996 and 1997 and the six months ended December 31, 1997 is as follows:

                                                      YEARS ENDED JUNE 30,               SIX MONTHS
                                            ----------------------------------------        ENDED
                                                1995          1996          1997      DECEMBER 31, 1997
                                            ------------  ------------  ------------  -----------------
Total assets at period end................  $  1,095,449  $  1,248,217  $  1,812,491         --
                                            ------------  ------------  ------------  -----------------
                                            ------------  ------------  ------------  -----------------
Stockholders' equity at period end........  $    646,053  $    594,307  $    869,745         --
                                            ------------  ------------  ------------  -----------------
                                            ------------  ------------  ------------  -----------------
Revenues..................................  $  2,999,745  $  2,912,637  $  4,121,335    $   1,206,966
                                            ------------  ------------  ------------  -----------------
                                            ------------  ------------  ------------  -----------------
Net earnings (loss).......................  $    211,660  $    (51,746) $    159,115    $      69,324
                                            ------------  ------------  ------------  -----------------
                                            ------------  ------------  ------------  -----------------

(4) ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The activity in the allowance for doubtful accounts is as follows:

                                                        BALANCE AT   CHARGED TO   WRITE-OFFS   BALANCE AT
                                                       BEGINNING OF   COSTS AND     NET OF     THE END OF
                                                          PERIOD      EXPENSES    RECOVERIES     PERIOD
                                                       ------------  -----------  -----------  ----------
Year ended June 30, 1995.............................   $   85,000    $  29,510    $ (86,529)  $   27,981
Year ended June 30, 1996.............................       27,981       46,532       --           74,513
Year ended June 30, 1997.............................       74,513       26,423       --          100,936
Six months ended December 31, 1997...................      100,936       39,677       --          140,613

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

 YEARS ENDED JUNE 30, 1995, 1996 AND 1997 AND SIX MONTHS ENDED DECEMBER 31, 1997

(5) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at June 30, 1996 and 1997 and December 31, 1997 was as follows:

                                                               JUNE 30,      JUNE 30,     DECEMBER 31,
                                                                 1996          1997           1997
                                                             ------------  -------------  -------------
Assets:
  Land.....................................................  $     41,046  $      41,046  $      41,046
  Equipment for rent/lease.................................     6,355,557      9,743,043     12,003,374
  Building and improvements................................       456,355        767,327        796,198
  Computer, office and test equipment......................       889,326      1,919,700      2,321,238
  Vehicles.................................................       475,353        570,716        516,693
  Furniture and fixtures...................................       167,901        304,116        335,054
  Construction in process..................................       --             935,234      4,373,499
                                                             ------------  -------------  -------------
                                                                8,385,538     14,281,182     20,387,102
Accumulated depreciation and amortization:
  Equipment for rent/lease.................................     3,316,813      4,285,492      4,989,079
  Building and improvements................................       144,548        170,631        187,598
  Computer, office and test equipment......................       100,283        268,159        396,380
  Vehicles.................................................       234,601        306,219        310,635
  Furniture and fixtures...................................        98,618        134,328        155,340
                                                             ------------  -------------  -------------
                                                                3,894,863      5,164,829      6,039,032
                                                             ------------  -------------  -------------
Net property, plant and equipment..........................  $  4,490,675  $   9,116,353  $  14,348,070
                                                             ------------  -------------  -------------
                                                             ------------  -------------  -------------

(6) SEGMENT AND GEOGRAPHIC INFORMATION

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

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

 YEARS ENDED JUNE 30, 1995, 1996 AND 1997 AND SIX MONTHS ENDED DECEMBER 31, 1997

(6) SEGMENT AND GEOGRAPHIC INFORMATION (CONTINUED)

    All significant transactions and agreements of the Company are conducted in U.S. dollars; therefore, no foreign currency translation gains or losses are included in the accompanying financial statements.

                                                                            NORTH
                                                                           AMERICA    RUSSIA      OTHER      TOTAL
                                                                          ---------  ---------  ---------  ---------
                                                                                        (IN THOUSANDS)
For the year ended June 30,
  1995:
    Revenues............................................................  $  11,956  $   3,262  $     576  $  15,794
    Operating income (loss).............................................        520        190        225        935
    Identifiable assets.................................................      8,232     --         --          8,232
  1996:
    Revenues............................................................     25,306      2,281        209     27,796
    Operating income (loss).............................................        908        436        (66)     1,278
    Identifiable assets.................................................     12,409     --         --         12,409
  1997:
    Revenues............................................................     27,457      2,323        562     30,342
    Operating income (loss).............................................        578        555        224      1,357
    Identifiable assets.................................................     26,062     --         --         26,062
For the six months ended December 31,
  1997:
    Revenues............................................................      9,701        780      1,482     11,963
    Operating income (loss).............................................        397        123        274        794
    Identifiable Assets.................................................     26,284     --         --         26,284

(7) NOTES PAYABLE AND FINANCING ARRANGEMENTS

    Borrowing under the Company's credit facility and long-term notes payable consists of the following:

                                                                                  JUNE 30,
                                                                          ------------------------  DECEMBER 31,
                                                                             1996         1997          1997
                                                                          -----------  -----------  ------------
Borrowing under a revolving credit facility, bearing interest at LIBOR plus 2.4% (8.12% at December 31, 1997), due in October 1998, secured by specific underlying accounts receivable, equipment and inventory.
  Maximum borrowings are $5,000,000 under the facility. The weighted average interest rate was 8.12% for the six months ended December 31,
  1997..................................................................  $   --       $   --        $4,123,279
Borrowings under a revolving credit facility, bearing interest at prime
  plus .75%. Facility was fully paid and closed in August 1997..........    1,426,598    4,521,024       --
Note payable to bank, principal and interest due monthly in the amount of $25,707, interest at 30-day LIBOR plus 2.4% (8.12% at December 31,
  1997), due in December 1999, secured by underlying lease equipment....      --           --           539,589
Note payable to bank, principal and interest due monthly in the amount of $36,053, interest at 30-day LIBOR plus 2.4% (8.12% at December 31,
  1997), due in May 2000, secured by underlying lease equipment.........      --           --           745,939

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

 YEARS ENDED JUNE 30, 1995, 1996 AND 1997 AND SIX MONTHS ENDED DECEMBER 31, 1997

(7) NOTES PAYABLE AND FINANCING ARRANGEMENTS (CONTINUED)

                                                                                  JUNE 30,
                                                                          ------------------------  DECEMBER 31,
                                                                             1996         1997          1997
                                                                          -----------  -----------  ------------
Note payable to bank, principal and interest due in the amount of
  $46,939, interest at 8.5%, due in June 2000, secured by underlying
  lease equipment.......................................................      --           --           987,000
Note payable to bank, varying principal and interest due monthly
  ($29,567 at December 31, 1997), interest at 30-day LIBOR plus 2.4%
  (8.12% at December 31, 1997), due in September 2001, secured by
  underlying lease equipment............................................      --           --           989,062
Note payable to bank, principal and interest due monthly in the amount of $22,500, interest at 9.0%, due in November 2001, secured by
  specific underlying equipment.........................................      --         1,192,500      979,561
Note payable to financing company, principal and interest due monthly in the amount of $9,200, interest at 6.75%, due in June 2007, secured by
  specific underlying equipment.........................................      --           801,248      772,690
Note payable to bank, principal due monthly in the amount of $15,833, plus interest at prime plus .75%. Note was fully paid in August
  1997..................................................................      870,835      680,839       --
Note payable to bank, principal due monthly in the amount of $24,306, plus interest at prime plus 1%. Note was fully paid in December
  1997..................................................................      440,233      101,598       --
Note payable to leasing company, principal and interest due monthly in the amount of $13,699, interest at 10.7%, due in February 1998,
  secured by specific underlying equipment..............................      247,040      102,428       24,260
Note payable to mortgage company, varying principal and interest due monthly ($1,955 at December 31, 1997), principal and interest adjusted quarterly to prime plus 2.5% (11.0% at December 31, 1997), due in
  April 2015, secured by specific underlying property...................      185,462      182,702      180,328
Note payable to leasing company, principal and interest due monthly in the amount of $5,595, interest at 9%, due in December 1998, secured by
  specific underlying equipment.........................................      149,963       94,069       64,214
Note payable to finance company, principal and interest due monthly in the amount of $3,180, interest at 10.2%, due in February 2000, secured
  by specific underlying equipment......................................      108,657       81,655       64,482
Note payable to bank, principal due monthly in the amount of 2.1% of the amount outstanding plus interest at prime plus .75%. Note was fully
  paid in August 1997...................................................       90,473      500,000       --
Note payable to bank, principal due monthly in the amount of $10,556 plus interest at prime plus 1%. Note was fully paid in February
  1997..................................................................       84,444      --            --
Note payable to leasing company, principal and interest due monthly in the amount of $4,831, interest at 10%. Note was fully paid in December
  1997..................................................................       84,210       32,272       --

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

 YEARS ENDED JUNE 30, 1995, 1996 AND 1997 AND SIX MONTHS ENDED DECEMBER 31, 1997

(7) NOTES PAYABLE AND FINANCING ARRANGEMENTS (CONTINUED)

                                                                                  JUNE 30,
                                                                          ------------------------  DECEMBER 31,
                                                                             1996         1997          1997
                                                                          -----------  -----------  ------------
Note payable to finance company, principal and interest due monthly in the amount of $1,916, interest at 8.8%, due in June 1999, secured by
  specific underlying equipment.........................................       56,203       37,258       27,168
Notes payable to individuals, who are employees and relatives of the principal shareholder, principal and interest due monthly in the amount of $4,296, interest rates ranging from 9%-12%, due in August
  2001, unsecured.......................................................       54,818       43,693       39,460
Note payable to bank, principal and interest due monthly in the amount
  of $8,959, interest at 6.98%. Note was fully paid in December 1996....       52,694      --            --
Note payable to benefit plan, principal and interest due monthly in the amount of $5,500, interest at 10%. Note was fully paid in February
  1997..................................................................       43,399      --            --
Notes payable to bank, principal and interest due monthly in the amount
  of $1,090, interest at 8.5%, due in March 1998, secured by vehicles...       19,735        7,885        2,113
Note payable to finance company, principal and interest due monthly in the amount of $499, interest at 12.1%, due in June 1999, secured by
  specific underlying equipment.........................................       14,777       10,652        8,213
Notes payable to finance company, principal and interest due monthly in the amount of $3,520, interest at 8.5%, due in September 1999, secured
  by specific underlying equipment......................................      --            83,589       65,706
Note payable to bank, principal and interest due monthly in the amount of $1,220, interest at prime plus .75%. Note was fully paid in August
  1997..................................................................      --           168,198       --
Other...................................................................       12,200       14,317       10,313
                                                                          -----------  -----------  ------------
                                                                            3,941,741    8,655,927    9,623,377
Less current portion....................................................      997,904      963,595    6,035,069
                                                                          -----------  -----------  ------------
  Total long-term debt..................................................  $ 2,943,837  $ 7,692,332   $3,588,308
                                                                          -----------  -----------  ------------
                                                                          -----------  -----------  ------------

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

 YEARS ENDED JUNE 30, 1995, 1996 AND 1997 AND SIX MONTHS ENDED DECEMBER 31, 1997

(7) NOTES PAYABLE AND FINANCING ARRANGEMENTS (CONTINUED)

    The following is a summary of maturities of notes payable and financing arrangements at December 31, 1997 during the next five years:

YEAR ENDED
DECEMBER 31,
------------
1998............................................................................  $  6,035,069
1999............................................................................     1,766,429
2000............................................................................       722,406
2001............................................................................       431,754
2002............................................................................        84,610
Thereafter......................................................................       583,109
                                                                                  ------------
  Total.........................................................................  $  9,623,377
                                                                                  ------------
                                                                                  ------------

    The Company's secured revolving line of credit allows the Company to borrow up to a maximum of $5.0 million subject to a borrowing base based on accounts receivable and inventory. The Company also has a secured guidance line of credit that allows the Company to borrow up to $5.0 million to finance the Company's purchase and subsequent lease of communication equipment. The interest rate on both lines is at the Company's option, the lending bank's base rate or 30, 60 or 90 day adjusted LIBOR plus 2.4% (8.12% at December 31, 1997). The lines of credit are secured by specific underlying accounts receivable, equipment and inventory. The lines of credit provide for certain reporting and financial covenants including minimum net worth and maximum debt to net worth requirements. The Company was in compliance with such covenants at December 31, 1997. The guidance line of credit is due on May 1, 1998. The Company had $5.0 million available under the guidance line of credit at December 31, 1997.

    Under the terms of the Company's revolving credit facility, the Company may not pay dividends without prior consent of the lending bank.

    The Company was in violation of the financial covenant requiring maintenance of a specified current ratio as of March 31, 1998 and was in technical default of a covenant requiring the Lender's consent to the Transaction. The Company has obtained a waiver for these covenant violations and has obtained the Lender's consent to the Transaction. In June 1998, the Company was extended additional credit under the Working Capital Loan by the Lender of up to $4.0 million. The Working Capital Loan will mature on the earlier of consummation of the Transaction or August 31, 1998.

    The Company capitalized financing costs of $79,981 for the six months ended December 31, 1997 and is amortizing such costs over the life of the respective loan. These financing costs are included in other assets on the balance sheet. Amortization expense for the six months ended December 31, 1997 amounted to $38,651.

(8) INCOME TAXES

    Income tax expense attributable to income consists of:

                                                                                       SIX MONTHS ENDED
                                                           YEAR ENDED JUNE 30,           DECEMBER 31,
                                                        1995       1996       1997           1997
                                                     ----------  ---------  ---------  ----------------
United States Federal
  Current income tax expense.......................  $  214,654    175,404     59,989        115,080
  Deferred income tax expense......................      78,903     (9,528)    81,607         65,181
Foreign--current income tax expense................      --        149,832    141,410         84,239
                                                     ----------  ---------  ---------        -------
                                                     $  293,557    315,708    283,006        264,500
                                                     ----------  ---------  ---------        -------
                                                     ----------  ---------  ---------        -------

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

 YEARS ENDED JUNE 30, 1995, 1996 AND 1997 AND SIX MONTHS ENDED DECEMBER 31, 1997

    Foreign income tax expense results from taxes withheld on sales related to the Russian operations. Operating income from such operations for the years ended June 30, 1995, 1996 and 1997 and the six months ended December 31, 1997 were $190,000, $436,000, $555,000 and $123,000, respectively.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 1996 and 1997 and December 31, 1997 are presented below:

                                                                         JUNE 30
                                                                 ------------------------  DECEMBER 31,
                                                                    1996         1997          1997
                                                                 -----------  -----------  ------------
Deferred tax assets:
  Accounts receivable, due to allowance for doubtful
    accounts...................................................  $    25,335       34,317       47,808
  Accrued vacation pay.........................................       30,497       27,200       27,200
  Deferred revenue.............................................       41,521       12,467        7,142
  Alternative minimum tax credit carryforward..................       74,918      105,267      116,958
  Foreign tax credit...........................................      --            63,066       25,600
  Equity in losses of affiliates...............................        8,796      --            --
                                                                 -----------  -----------  ------------
    Total deferred tax assets..................................      181,067      242,317      224,708
Deferred tax liabilities:
  Property, plant and equipment................................     (250,442)    (381,170)    (440,871)
  Equity in income of affiliates...............................      --           (12,130)      --
                                                                 -----------  -----------  ------------
    Total deferred tax liabilities.............................     (250,442)    (393,300)    (440,871)
                                                                 -----------  -----------  ------------
    Net deferred tax liability.................................  $   (69,375)    (150,983)    (216,163)
                                                                 -----------  -----------  ------------
                                                                 -----------  -----------  ------------

    There was no valuation allowance on deferred tax assets as of June 30, 1996 and 1997 and December 31, 1997, as management has determined that it is more likely than not that these tax assets will be realized.

    The Company also has alternative minimum tax credit carryforwards of $116,958 at December 31, 1997 which are available to reduce future federal regular income taxes, if any, over an indefinite period.

    The difference between the actual income tax provision and the tax provision computed by applying the statutory Federal income tax rate to income before taxes is attributable to the following:

                                                                                            SIX MONTHS
                                                               YEAR ENDED JUNE 30             ENDED
                                                       ----------------------------------  DECEMBER 31,
                                                          1995        1996        1997         1997
                                                       ----------  ----------  ----------  ------------
Income tax provision at 34%..........................  $  281,927     356,789     330,499      235,582
Expenses not deductible for tax purposes.............      11,630      11,990       6,463       16,547
Effect of foreign operations, including foreign tax
  credits............................................      --         (53,071)    (53,956)     (19,451)
Sale of KSG..........................................      --          --          --           31,822
                                                       ----------  ----------  ----------  ------------
Actual income tax provision..........................  $  293,557     315,708     283,006      264,500
                                                       ----------  ----------  ----------  ------------
                                                       ----------  ----------  ----------  ------------
Effective tax rate...................................       35.4%       30.1%       29.1%        38.6%
                                                       ----------  ----------  ----------  ------------
                                                       ----------  ----------  ----------  ------------

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

 YEARS ENDED JUNE 30, 1995, 1996 AND 1997 AND SIX MONTHS ENDED DECEMBER 31, 1997

(9) EMPLOYEE BENEFITS

    The Company has a 401(k) profit sharing plan covering employees with six or more months of tenure. The plan allows employee contributions of zero to 15% of applicable employee wages. The Company makes matching contributions to the plan as a percentage of the employee's contribution. The Company's contribution is subject to the employee meeting certain vesting requirements. The Company's net contributions to the plan (after forfeitures) for the years ended June 30, 1995, 1996, and 1997 the six months ended December 31, 1997 were $23,367, $30,287, $15,035 and $31,035, respectively.

(10) INCENTIVE STOCK OPTION PLANS

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

    As of December 31, 1997, there were options for 146,695 shares granted under the Plan with option prices ranging from $3.56 to $4.49. All options granted were outstanding and exercisable at December 31, 1997. On December 31, 1997, there were 111,905 additional shares available for grant under the plan.

    The Company adopted a 1997 Stock Option Plan and a 1997 Director Stock Option Plan in February 1997 (the Plans). Options granted under the 1997 Stock Option Plan may be either Incentive Stock Options or non-statutory stock options under the Code. Incentive Stock Options may be granted under the 1997 Stock Option Plan to any person who is an officer or other employee of the Company or any of its subsidiaries. The 1997 Director Stock Option Plan was adopted to encourage ownership of the Company by eligible non-employee directors. All options granted will be non-qualified and not eligible for treatment as Incentive Stock Options under Section 422 of the Code. A total of 300,000 and 100,000 shares of Common Stock have been reserved for issuance upon the exercise of options which may be granted under the 1997 Stock Option Plan and the 1997 Director Stock Opiton Plan, respectively.

    As of December 31, 1997, there were options for 197,350 shares granted under the 1997 Stock Option and 1997 Director Stock Option Plans with option prices ranging from $6.00 to $9.50. All options granted were outstanding and none were exercisable at December 31, 1997. On December 31, 1997, there were 202,650 additional shares available for grant under the Plans.

                                                                                                            SIX MONTHS
                                                                                                               ENDED
                                                         YEAR ENDED                  YEAR ENDED             DECEMBER 31,
                                                        JUNE 30, 1996               JUNE 30, 1997              1997
                                                ----------------------------  ----------------------------  -----------
                                                                WEIGHTED-                     WEIGHTED-
                                                 NUMBER OF       AVERAGE       NUMBER OF       AVERAGE       NUMBER OF
                                                  SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE     SHARES
                                                -----------  ---------------  -----------  ---------------  -----------
Options outstanding at beginning of year......      --             --            152,836      $    3.59        310,514
Options granted...............................     152,836       $   3.59        157,678           5.91         47,750
Options exercised.............................      --             --             --             --            (13,919)
Options forfeited.............................      --             --             --             --               (300)
                                                -----------         -----     -----------         -----     -----------
Options outstanding at end of year............     152,836       $   3.59        310,514      $    4.77        344,045
                                                -----------         -----     -----------         -----     -----------
                                                                              -----------         -----     -----------
Options exercisable at end of year............      --             --            160,614      $    3.62        146,695
                                                -----------         -----     -----------         -----     -----------
                                                -----------         -----     -----------         -----     -----------

                                                   WEIGHTED-
                                                    AVERAGE
                                                EXERCISE PRICE
                                                ---------------
Options outstanding at beginning of year......     $    4.77
Options granted...............................          6.16
Options exercised.............................          3.56
Options forfeited.............................          6.00
                                                       -----
Options outstanding at end of year............     $    5.01
                                                       -----
                                                       -----
Options exercisable at end of year............     $    3.63
                                                       -----
                                                       -----

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

 YEARS ENDED JUNE 30, 1995, 1996 AND 1997 AND SIX MONTHS ENDED DECEMBER 31, 1997

(10) INCENTIVE STOCK OPTION PLANS (CONTINUED)

    A summary of options outstanding as of December 31, 1997 is as follows:

              NUMBER OF     WEIGHTED-AVERAGE      NUMBER OF
 EXERCISE      OPTIONS    REMAINING CONTRACTUAL    OPTIONS
   PRICE     OUTSTANDING          LIFE           EXERCISABLE
-----------  -----------  ---------------------  -----------
 $    3.56      136,140               8.0           136,140
      4.49       10,555               8.4            10,555
      6.00      186,600               9.5            --
      6.25        5,000               9.7            --
      6.75        5,000               9.8            --
      9.50          750               9.8            --
             -----------              ---        -----------
                344,045               8.9           146,695
             -----------              ---        -----------
             -----------              ---        -----------

    The per share weighted-average value of stock options granted during the years ended June 30, 1996 and 1997 and the six months ended December 31, 1996 (unaudited) and 1997 were $.24, $.35, $.79 and $2.61, respectively, on the date of grant, using the Black Scholes model with the following assumptions: risk-free interest rate of 5.77% for the 1996 options and 5.89% for the 1997 options, expected life of 2 to 3 years, expected volatility of 55%, and no expected dividend yield.

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

                                                                          YEARS ENDED               SIX MONTHS ENDED
                                                                            JUNE 30                   DECEMBER 31,
                                                                         -------------        ----------------------------
                                                                       1996         1997           1996           1997
                                                                       -----        -----     ---------------     -----
                                                                                                (UNAUDITED)
                                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income
  As reported.....................................................      $  734          689            260            421
  Pro Forma.......................................................      $  729          592            247            364
Earnings per share (diluted)
  As reported.....................................................      $  .33          .30            .12            .11
  Pro Forma.......................................................      $  .33          .25            .11            .09

(11) LEASE CONTRACTS

    The Company provides telecommunications services to various customers under operating leases with typical terms of one to five years. The services may include communications equipment, line/satellite charges and/or maintenance charges. These leases impose certain obligations on both the lessor and lessee which must be met during the term of the lease.

    A significant portion of these services requires that the Company have access to international communication satellites. The Company has contracted with a Russian entity for rights to access its portion

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

 YEARS ENDED JUNE 30, 1995, 1996 AND 1997 AND SIX MONTHS ENDED DECEMBER 31, 1997

(11) LEASE CONTRACTS (CONTINUED)

of an international communications satellite. The Company has agreed to pay a recurring monthly fee to the entity based on the amount of satellite space segment utilized by each lessee. Additionally, the Company has sold communication equipment to the entity. The Company utilizes those facilities to provide communication services to various United States energy oil and gas companies and other customers doing business in Russia.

    The following is a summary of the expected revenue to be earned during the next five years by the Company on lease agreements executed on or before December 31, 1997:

YEAR ENDED
DECEMBER 31
-----------
1998........................................................  $  3,821,383
1999........................................................     2,420,810
2000........................................................     2,033,177
2001........................................................       908,116
2002........................................................       247,552
Thereafter..................................................       --
                                                              ------------
  Total.....................................................  $  9,431,038
                                                              ------------
                                                              ------------

(12) COMMITMENTS

    The Company leases office space, equipment and communication services for its operations under leases expiring through 2005. Rental expense under the leases for the years ended June 30, 1995, 1996 and 1997 and the six months ended December 31, 1997 was $348,184, $555,033, $896,354 and $699,497, respectively.

    Future minimum lease payments as of December 31, 1997 are as follows:

YEAR ENDED
DECEMBER 31
-----------
1998........................................................  $  2,669,054
1999........................................................     1,772,903
2000........................................................     1,304,659
2001........................................................     1,116,553
2002........................................................       665,595
Thereafter..................................................       568,250
                                                              ------------
  Total.....................................................  $  8,097,014
                                                              ------------
                                                              ------------

(13) STOCKHOLDERS' EQUITY

    (a) Preferred Stock

    The Company has authorized 10,000,000 shares of preferred stock which may be issued by the Board of Directors in one or more series and the Board is authorized to fix the designations, relative powers, preferences, rights, qualifications, limitations and restrictions of all shares of each of such series, including

                   IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

 YEARS ENDED JUNE 30, 1995, 1996 AND 1997 AND SIX MONTHS ENDED DECEMBER 31, 1997

(13) STOCKHOLDERS' EQUITY (CONTINUED)

without limitation dividend rates, preemptive rights, conversion rights, voting rights, redemption and sinking fund provisions, liquidation preferences and the number of shares constituting each such series, without any further vote or action by the shareholders. The Company's Articles of Incorporation grant the Board of Directors power to establish the rights, preferences and privileges of authorized and unissued preferred stock. The issuance of shares of preferred stock pursuant to the Board of Director's authority described above could decrease the amount of earnings and assets available for distribution to holders of common stock.

    (b) Common Stock

    The Company amended and restated its Articles of Incorporation in March, 1997 to restate the common stock authorized, issued and outstanding from no par value to a $0.01 par value per common share. All share amounts have been restated to reflect this amendment.

    The Company completed an initial public offering (IPO) of common stock on June 12, 1997, issuing 1,450,000 shares at $6.00 per share. The proceeds, net of commissions and expenses, from this IPO totaled $6,996,505. In July 1997 the Underwriters exercised an overallotment option and purchased an additional 62,496 shares resulting in net proceeds of $337,473.

    (c) Representative's Warrant

    The Company agreed to sell to the Representative or its designees, for nominal consideration, the Representative's Warrant to purchase up to 145,000 shares of Common Stock at an exercise price equal to 120% of the IPO price. The Representative has certain demand and "piggy-back" registration rights that may require the Company to register for resale the shares of Common Stock issuable under the Representative's Warrant. The Representative's Warrant is exercisable for a period of four years, beginning June 12, 1998.

(14) SUBSEQUENT EVENTS

    The Company acquired Integrated Communications and Engineering Limited ("ICEL") on January 29, 1998 in a business combination accounted for under the purchase method of accounting. The acquisition was for $2.7 million which consisted of IWL common stock and cash.

    The Company announced in February 1998 that it had entered into a definitive agreement to merge with CapRock Communications Corp. and CapRock Fiber Network, Ltd.