Form 10-Q/A
period 1997-12-31
IWL COMMUNICATIONS INC
filed 1998-06-22
CIK 1028299

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


                               AMENDMENT NO. 2

     The undersigned registrant hereby files this Amendment No. 2 to reflect the following changes to the financial statements previously filed resulting from an audit of the registrant's financial statements for the six months ended December 31, 1997: (i) provide detailed explanation on each adjustment and reclassification made in Amendment No. 1 to Form 10-Q on Form 10-Q/A and
(ii) a reclassification of gain from sale of investment in unconsolidated subsidiary and equity in earnings (loss) of unconsolidated subsidiary from gain (loss) from sale of assets.

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

                  IWL COMMUNICATIONS, INC.  AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                              DECEMBER 31, 1997   JUNE 30, 1997
                                                              -----------------   -------------
Current assets:
Cash and cash equivalents                                        $ 3,345,312       $ 7,659,983
Accounts receivable
Trade, less allowance for doubtful accounts of $140,613
  and $100,936 respectively                                        6,342,127         5,710,344
Affiliate                                                             30,344            67,074
Other                                                                239,298           116,020
Notes receivable-trade, current portion                                    0                 0
Inventory                                                          1,022,927         1,856,617
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                    0           242,862
Deferred tax asset-current                                           107,750           242,317
Prepaid expenses and deposits                                        447,067           388,272
                                                                 -----------------------------
Total current assets                                              11,534,825        16,283,489
Property, plant and equipment                                     20,387,102        14,281,182
Accumulated depreciation                                          (6,039,032)       (5,164,829)
                                                                 -----------------------------
Net property, plant and equipment                                 14,348,070         9,116,353
Investment in unconsolidated subsidiary                                    0           428,374
Notes receivable-trade, noncurrent portion                                 0                 0
Other assets                                                         400,681           233,527
                                                                 -----------------------------
Total assets                                                     $26,283,576       $26,061,743
                                                                 -----------------------------
                                                                 -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Notes payable-current portion                                    $ 6,035,069       $   963,595
Trade accounts payable and accrued expenses                        3,626,519         5,436,445
Customer deposits                                                    171,972            23,365
Federal income taxes payable                                         264,964                 0
Deferred revenue-current portion                                      14,667            53,480
Billings in excess of costs and estimated earnings on
  uncompleted contracts                                               92,022            85,553
                                                                 -----------------------------
Total current liabilities                                         10,205,213         6,562,438
                                                                 -----------------------------
Long-term liabilities:
Notes payable, noncurrent portion                                  3,588,308         7,692,332
Deferred revenue, noncurrent portion                                       0                 0
Deferred income taxes                                                323,913           413,071
                                                                 -----------------------------
Total long-term liabilities                                        3,912,221         8,105,403
                                                                 -----------------------------
Total liabilities                                                 14,117,434        14,667,841
Stockholders' equity:
Common stock, $.01 par value; 100,000,000 authorized, issued and outstanding 3,754,230 and 3,677,816 shares at December 31,
  1997 and June 30, 1997, respectively                                37,542            36,778
Preferred stock, $.01 par value; 10,000,000 authorized, no
  shares issued and outstanding at December 31, 1997 and
  June 30, 1997, respectively
Additional paid-in capital                                         7,601,589         7,251,600
Retained earnings                                                  4,527,011         4,105,524
                                                                 -----------------------------
Total stockholders' equity                                        12,166,142        11,393,902
                                                                 -----------------------------
Total liabilities and stockholders' equity                       $26,283,576       $26,061,743
                                                                 -----------------------------
                                                                 -----------------------------

               See accompanying notes to consolidated financial statements.

                        IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        DECEMBER 31                DECEMBER 31
                                                  1997            1996         1997           1996
                                                  ----            ----         ----           ----
Sales:
Telecom and carrier                              6,018,532      4,945,364     10,764,584      9,528,296
Land mobile                                        591,242        897,434      1,198,057      1,420,571
Product resales                                          0      2,895,143              0      4,695,225
                                               --------------------------------------------------------
      Total sales                                6,609,774      8,737,941     11,962,641     15,644,092
Cost of sales-exclusive of items shown
  separately below                              (3,622,120)    (3,631,105)    (6,556,544 )   (7,004,414)
Cost of sale-product resales                             0     (3,001,575)             0     (4,680,001)
                                               --------------------------------------------------------
Gross profit                                     2,987,654      2,105,261      5,406,097      3,959,677
Selling expenses                                   431,658        274,300        792,667        494,702
General and administrative expenses              1,546,144      1,047,873      2,838,058      2,240,224
Depreciation and amortization                      514,338        342,649        981,733        635,415
                                               --------------------------------------------------------
Income from operations                             495,514        440,439        793,639        589,336
Other income (and expense)
Interest income                                     60,129          8,123        130,024         17,764
Interest expense                                  (168,168)      (131,976)      (347,844)      (231,490)
Gain from sale of investment in
  unconsolidated subsidiary                              -              -         66,266              -
Equity in earnings (loss) of unconsolidated
  subsidiary                                             0         (7,379)        34,662            776
Gain (loss) from sale of assets                     (1,984)         4,704          9,240         18,148
Other                                                    0              0              0             28
                                               --------------------------------------------------------
Total other income (expense)                      (110,023)      (126,528)      (107,652)      (194,774)
                                               --------------------------------------------------------
Income before taxes                                385,491        313,911        685,987        394,562
                                               --------------------------------------------------------
Income tax expense                                 169,269        134,154        264,500        134,154
Net Income                                         216,222        179,757        421,487        260,408
                                               --------------------------------------------------------
                                               --------------------------------------------------------
Basic net income per share                             .06            .08            .11            .12
                                               --------------------------------------------------------
                                               --------------------------------------------------------
Diluted net income per share                           .05            .08            .11            .11
                                               --------------------------------------------------------
                                               --------------------------------------------------------

                  See accompanying notes to consolidated financial statements.

                          IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (Unaudited)

                                                           SIX MONTHS ENDED DECEMBER 31,
                                                               1997            1996
                                                               ----            ----
Cash flows from operating activities:
Net income                                                      421,487          260,408
Adjustments to reconcile net income to net cash
  provided by operating activities:
Depreciation and amortization                                   981,733          635,415
Gain from sale of KSG                                           (66,266)               0
Gain from sale of assets                                         (9,240)         (18,148)
Deferred income taxes                                            45,409           34,509
Equity in earnings (loss) of unconsolidated subsidiary          (34,662)            (776)
Changes in operating assets and liabilities:
  Accounts receivable                                          (718,331)         468,269
  Inventory                                                     833,690         (868,242)
  Costs and estimated earnings in excess of billings            242,862           52,410
  Prepaid expenses and deposits                                 (58,795)        (232,870)
  Other assets                                                 (205,805)        (151,430)
  Trade accounts payable and accrued expenses                (1,809,926)         (34,128)
  Customer deposits                                             148,607         (274,894)
  Deferred revenue                                              (38,813)         378,151
  Billings in excess of costs and estimated earnings              6,469           86,609
  Federal income taxes payable                                  264,964           (1,643)
                                                           ------------------------------
      Net cash provided (used) by operating activities            3,383          333,640
                                                           ------------------------------
Cash flows from investing activities:
  Purchase of property, plant and equipment                  (6,189,659)      (2,431,532)
  Proceeds from disposal of property, plant and equipment        24,140           28,776
  Investments in unconsolidated subsidiary                      529,262          (50,000)
                                                           ------------------------------
      Net cash used in investing activities                  (5,636,257)      (2,452,756)
                                                           ------------------------------
Cash flows from financing activities:
  Proceeds from debt                                         14,280,634        2,684,377
  Debt payments                                             (13,313,184)        (654,706)
  Proceeds from issuance of common stock                        350,753            9,997
                                                           ------------------------------
      Net cash provided by financing activities               1,318,203        2,039,668
                                                           ------------------------------
Net decrease in cash for period                              (4,314,671)         (79,448)
Cash and cash equivalents at beginning of period              7,659,983          360,930
                                                           ------------------------------
Cash and cash equivalents at end of period                 $  3,345,312     $    281,482
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

     Operating results for the three and six months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the entire fiscal year ending June 30, 1998.

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

3.   Restatement of Amounts Previously Reported

     Subsequent to reporting its operations for the six months ended December 31, 1997, the Company discovered an accounting error and certain misclassifications. The error relates to revenue recognition under the percentage of completion method for a communication system contract. In addition, income taxes were adjusted for this error, and the effective rate was increased due to taxes applicable to the sale of Kenwood Systems Group, Inc. The Company also reclassified the network buildout in process to property, plant and equipment from inventory, and made other less significant reclassifications.

The following table reflects the amounts previously reported for the six months ended December 31, 1997 for the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows and as of December 31, 1997 for the Consolidated Balance Sheet in the December 31, 1997 Form 10-Q, adjustments and reclassifications required and final amounts in the December 31, 1997 financial statements:


                                                Previously               Adjustment and
                                                 Reported               Reclassifications            Adjusted
                                                ----------              ------------------           ----------
CONSOLIDATED STATEMENTS OF OPERATIONS
Sales: Telecom and carrier                      $10,856,606                (92,022)(a)               $10,764,584
Gain (loss) from sale of assets                     110,168               (100,928)(g)                     9,240
Gain from sale of investment in
   unconsolidated subsidiary                             --                 66,266 (g)                    66,266
Equity in earnings (loss) of unconsolidated
   subsidiary                                            --                 34,662 (g)                    34,662
Income before tax                                   778,010                (92,022)                      685,988
Income tax expense                                  270,000                 (5,500)(b)                   264,500
Net income                                          508,010                (86,523)                      421,487
Basic earnings per share                        $      0.14              $   (0.03)                  $      0.11
Diluted earnings per share                      $      0.13              $   (0.02)                  $      0.11

CONSOLIDATED BALANCE SHEET
Assets
Cash and cash equivalents                        $3,315,566                  29,746 (c)               $3,345,312
Inventory                                         4,489,970              (3,467,043)(d)                1,022,927
Costs and estimated earnings in excess of
   billings on uncompleted contracts                 25,870                 (25,870)(d)                       --
Deferred tax asset - current                        242,317                (134,567)(b)                  107,750
Prepaid expenses and deposits                       518,360                 (88,902)(e)
                                                                             17,609 (b)                  447,067
Total current assets                             15,203,852              (3,669,027)                  11,534,825
Property, plant and equipment                    16,894,189               3,492,913 (d)               20,387,102
Other assets                                        311,779                  88,902 (e)                  400,681

LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable- current portion                    1,376,332               4,636,237 (f)
                                                                             22,500 (c)                6,035,069
Trade accounts payable and accrued expenses       3,681,164                   7,246 (c)
                                                                            (34,901)(f)
                                                                            (26,990)(b)                3,626,519
Federal income taxes payable                        270,464                  (5,500)(b)                  264,964
Billings in excess of costs and estimated
    earnings on uncompleted contracts                     0                  92,022 (a)                   92,022
Total current liabilities                         5,514,599               4,690,614                   10,205,213
Notes payable, noncurrent portion                 8,190,454              (4,602,146)(f)                3,588,308
Deferred Income taxes                               413,071                 (89,158)(b)                  323,913
Retained earnings                                 4,613,534                 (86,523)                   4,527,011
Total stockholders' equity                       12,252,664                 (86,522)                  12,166,142

CONSOLIDATED STATEMENT OF CASH FLOWS
Net cash provided (used) by operating activities (3,361,797)              3,365,180                        3,383
Net cash used in investing activities            (2,244,231)             (3,392,026)                  (5,636,257)
Net cash provided by financing activities         1,261,611                  56,592                    1,318,203
Net decrease in cash for period                  (4,344,417)                 29,746                   (4,314,671)
Cash and cash equivalents at end of period        3,315,566                  29,746                    3,345,312


(a) To adjust percentage of completion accounting for a contract in which revenue had not been earned as of December 31, 1997.
(b) To adjust income taxes.
(c) To reclassify a note payment and related interest not made until 1998.
(d) To reclassify certain inventory ($25,870) from costs in excess of billing into inventory and to reclassify $3,492,913 to property, plant and equipment from inventory for the network buildout under construction.
(e) To reclassify assets from prepaid expenses and deposits to other assets.
(f) To reclassify $4,602,146 from noncurrent to current in accordance with the terms of the note agreement and to properly classify other amounts due ($34,901)
(g) To reclassify gain from sale of investment in unconsolidated subsidiary and equity in earnings (loss) of unconsolidated subsidiary from gain (loss) from sale of assets.

The following table reflects the amounts previously reported in the Consolidated Statement of Operations for the three months ended
December 31, 1997 in the December 31, 1997 Form 10-Q, adjustments and reclassifications required and final amounts in the December 31, 1997 financial statements:


                                                Previously               Adjustment and
                                                 Reported               Reclassifications            Adjusted
                                                ----------              ------------------           ----------
CONSOLIDATED STATEMENTS OF OPERATIONS
Sales: Telecom and carrier                       $6,110,554                (92,022)(a)                $6,018,532
Income before tax                                   477,513                (92,022)                      385,491
Income tax expense                                  174,769                 (5,500)(b)                   169,269
Net income                                          302,744                (86,523)                      216,221
Basic earnings per share                         $     0.08              $   (0.02)                   $     0.06
Diluted earnings per share                       $     0.08              $   (0.03)                   $     0.05


(a) To adjust percentage of completion accounting for a contract in which revenue had not been earned as of December 31, 1997.
(b) To adjust income taxes.

4.   Earnings Per Share

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

                                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                                          DECEMBER 31              DECEMBER 31
                                                      1997          1996       1997           1996
                                                      ----          ----       ----           ----
Numerator:
Net income (loss)                                       216          180        421            260

Denominator:
Denominator for basic earnings per share -
weighted-average shares outstanding                   3,753        2,234       3,737         2,226
Effect of dilutive securities:
Employee stock options                                  226           72         171            35
                                                      --------------------------------------------

Denominator for diluted earnings per share            3,979        2,306       3,908         2,261

Basic earnings per share                                .06          .08         .11           .12
Diluted earnings per share                              .05          .08         .11           .11

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

COMPARISON OF SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996

     TOTAL SALES. Total sales decreased $3.7 million or 23.5% to $12.0 million for the six months ended December 31, 1997 from $15.6 million for the six months ended December 31, 1996. This decrease was comprised of an increase of $1.2 million or 12.9% in the Company's telecom and carrier services, a decrease of $223,000 or 14.2% in the Company's land mobile services and a decrease of $4.7 million or 100% in product resales to a single customer. The increase in telecom and carrier revenues was largely attributable to increased traffic on the Company's telecom network in the Gulf of Mexico and the continued expansion of the Company's ODDS services in the Gulf of Mexico. The decrease in Land Mobile resulted from a decrease in product and project sales. The product resales were substantially completed in fiscal 1997.

     GROSS PROFIT. Gross profit increased $1.4 million or 36.5% to $5.4 million for the six months ended December 31, 1997 from $4.0 million for the six months ended December 31, 1996, representing gross margins of 45.2% and 25.3%, respectively. The increase in margin was due in principal part to the completion of the product resale to a single customer in May 1997, which had lower margins, and from changes in the Company's sales mix to higher margin services. Excluding product resales, gross profit for the six months ended December 31, 1996 would have been approximately $3.9 million representing a gross margin of 36.0%.

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

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $347,000 or 54.5% to $982,000 for the six months ended December 31, 1997 from $635,000 in the six months ended December 31, 1996. This increase was primarily for infrastructure and network expansion.

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

     OTHER INCOME, NET. Other income for the six months ended December 31, 1997 included the gain of $66,000 resulting from the disposition of the Company's 50% ownership in Kenwood Systems Group as well as certain other asset dispositions. Other income for the six months ended December 31, 1996 included the Company's 50% ownership interest in the earnings of Kenwood Systems Group as well as certain other asset dispositions.

     INCOME TAX EXPENSE. Provision for income taxes increased $130,000 or 97.2% to $265,000 for the six months ended December 31, 1997 from $134,000 for the six months ended December 31, 1996 which represents an effective tax rate of 38.6% and 34% for each period, respectively.

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