Form 10-Q
period 1998-06-30
IWL COMMUNICATIONS INC
filed 1998-08-14
CIK 1028299

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                        -----------------------------

                                  FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
       Act of 1934
     For the Quarterly Period Ended June 30, 1998

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
                                                  Yes [X]  No [ ]

COMMON STOCK, $0.01 PAR VALUE                       3,987,718
    (Title of Each Class)       (Number of Shares Outstanding at August 7, 1998)

                       IWL COMMUNICATIONS, INCORPORATED
                                  FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                    INDEX

                                                                           PAGE
                                                                          NUMBER
PART 1.   FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets at December 31, 1997
          and June 30, 1998                                                  3

          Consolidated Statements of Operations for the Six Months and
          Three Months Ended June 30, 1997 and 1998                          4

          Consolidated Statements of Cash Flows for the Six Months Ended
          June 30, 1997 and 1998                                             5

          Notes to Consolidated Financial Statements                         6

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        12


PART 2.   OTHER INFORMATION

Item 1.   Legal Proceedings                                                 13

Item 2.   Changes in Securities and Use of Proceeds                         13

Item 6.   Exhibits and Reports on Form 8-K                                  13

          SIGNATURE PAGE                                                    15

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                  IWL COMMUNICATIONS, INC.  AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                                     December 31, 1997  June 30, 1998
                                                                         (Unaudited)
                                                     -----------------  -------------
Current assets:
Cash and cash equivalents. . . . . . . . . . . . . .   $  3,345,312        359,212
Accounts receivable  . . . . . . . . . . . . . . . .
   Trade, less allowance for doubtful accounts
   of $140,613 and $171,846, respectively. . . . . .      6,342,127      6,699,844
   Affiliate . . . . . . . . . . . . . . . . . . . .         30,344         31,171
   Other . . . . . . . . . . . . . . . . . . . . . .        239,298        221,157
Inventory. . . . . . . . . . . . . . . . . . . . . .      1,022,927      1,092,471
Deferred tax asset-current . . . . . . . . . . . . .        107,750        276,117
Prepaid expenses and deposits. . . . . . . . . . . .        447,067      1,059,558
                                                       ------------     ----------
Total current assets . . . . . . . . . . . . . . . .     11,534,825      9,739,530
Property, plant and equipment. . . . . . . . . . . .     20,387,102     24,546,442
Accumulated depreciation . . . . . . . . . . . . . .     (6,039,032)    (7,226,157)
                                                       ------------     ----------
Net property, plant and equipment. . . . . . . . . .     14,348,070     17,320,285
Investment in unconsolidated joint venture . . . . .            ---         83,750
Goodwill . . . . . . . . . . . . . . . . . . . . . .            ---      1,917,575
Accumulated amortization . . . . . . . . . . . . . .            ---        (61,866)
                                                       ------------     ----------
Goodwill net of accumulated amortization . . . . . .            ---      1,855,709
Other assets . . . . . . . . . . . . . . . . . . . .        400,681        728,882
                                                       ------------     ----------
Total assets . . . . . . . . . . . . . . . . . . . .   $ 26,283,576     29,728,156
                                                       ------------     ----------
                                                       ------------     ----------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Notes payable-current portion. . . . . . . . . . . .   $  6,035,069     10,130,686
Trade accounts payable and accrued expenses. . . . .      3,626,519      3,152,521
Customer deposits. . . . . . . . . . . . . . . . . .        171,972         23,366
Federal income tax payable . . . . . . . . . . . . .        264,964        183,251
Deferred revenue - current portion . . . . . . . . .         14,667          9,973
Billings in excess of costs and estimated
 earnings on uncompleted contracts . . . . . . . . .         92,022        304,019
                                                       ------------     ----------
Total current liabilities. . . . . . . . . . . . . .     10,205,213     13,803,816
Notes payable, noncurrent portion. . . . . . . . . .      3,588,308      1,455,541
Deferred income taxes. . . . . . . . . . . . . . . .        323,913        440,871
                                                       ------------     ----------
Total long-term liabilities. . . . . . . . . . . . .      3,912,221      1,896,412
                                                       ------------     ----------
Total liabilities. . . . . . . . . . . . . . . . . .     14,117,434     15,700,228
Stockholders equity:
   Common stock, $.01 par value.  100,000,000
   authorized, issued and outstanding 3,754,230
   and 3,986,710 shares in 1997 and 1998,
   respectively. . . . . . . . . . . . . . . . . . .         37,542         39,867
Additional paid-in capital . . . . . . . . . . . . .      7,601,589      9,236,867
Retained earnings. . . . . . . . . . . . . . . . . .      4,527,011      4,744,302
Translation adjustment . . . . . . . . . . . . . . .            ---          6,892
                                                       ------------     ----------
Total stockholders' equity . . . . . . . . . . . . .     12,166,142     14,027,928
                                                       ------------     ----------
Total liabilities and stockholders' equity . . . . .   $ 26,283,576     29,728,156
                                                       ------------     ----------
                                                       ------------     ----------

            See accompanying notes to consolidated financial statements.

                  IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

--------------------------------------------------------------------------------------------------------------
                                                           SIX MONTHS ENDED              THREE MONTHS ENDED
                                                                JUNE 30,                       JUNE 30,
--------------------------------------------------------------------------------------------------------------
                                                          1997           1998           1997           1998
--------------------------------------------------------------------------------------------------------------
Revenues:
--------------------------------------------------------------------------------------------------------------
Telecommunication Services . . . . . . . . . . . .   $  3,537,372      7,135,282      1,239,640      4,331,574
--------------------------------------------------------------------------------------------------------------
Project/Other Revenue. . . . . . . . . . . . . . .      8,214,563      9,510,343      5,053,753      4,259,534
--------------------------------------------------------------------------------------------------------------
Product resales. . . . . . . . . . . . . . . . . .      2,945,563            ---        439,108            ---
--------------------------------------------------------------------------------------------------------------
      Total revenues . . . . . . . . . . . . . . .     14,697,498     16,645,625      6,732,501      8,591,108
--------------------------------------------------------------------------------------------------------------
Cost of services (exclusive of items
  shown separately below). . . . . . . . . . . . .      7,704,835     10,013,991      3,967,192      5,592,892
--------------------------------------------------------------------------------------------------------------
Cost of services-product resales . . . . . . . . .      2,347,060            ---        411,075            ---
--------------------------------------------------------------------------------------------------------------
Gross profit . . . . . . . . . . . . . . . . . . .      4,645,603      6,631,634      2,354,234      2,998,216
--------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses . . .      3,110,329      4,589,690      1,499,437      2,402,345
--------------------------------------------------------------------------------------------------------------
Depreciation and amortization. . . . . . . . . . .        767,621      1,369,154        420,436        721,824
--------------------------------------------------------------------------------------------------------------
Operating income (loss). . . . . . . . . . . . . .        767,653        672,790        434,361       (125,953)
--------------------------------------------------------------------------------------------------------------
Other income (expense):
--------------------------------------------------------------------------------------------------------------
Net Interest expense . . . . . . . . . . . . . . .       (300,118)      (351,499)      (175,463)      (196,903)
--------------------------------------------------------------------------------------------------------------
Other income (expense) . . . . . . . . . . . . . .        109,959        104,924         (3,882)       104,376
--------------------------------------------------------------------------------------------------------------
Total other expense. . . . . . . . . . . . . . . .       (190,159)      (246,575)      (179,345)       (92,527)
--------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes. . . . . . . . .        577,494        426,215        255,016       (218,480)
--------------------------------------------------------------------------------------------------------------
Income tax expense (benefit) . . . . . . . . . . .        148,852        208,925         54,321        (45,184)
--------------------------------------------------------------------------------------------------------------
Net income (loss). . . . . . . . . . . . . . . . .   $    428,642        217,290        200,695       (173,296)
--------------------------------------------------------------------------------------------------------------
Net income (loss) per share:
--------------------------------------------------------------------------------------------------------------
Basic. . . . . . . . . . . . . . . . . . . . . . .            .18            .06            .08           (.04)
--------------------------------------------------------------------------------------------------------------
Diluted. . . . . . . . . . . . . . . . . . . . . .            .18            .05            .08           (.04)
--------------------------------------------------------------------------------------------------------------
Weighted average shares Outstanding
  (in thousands):
--------------------------------------------------------------------------------------------------------------
Basic. . . . . . . . . . . . . . . . . . . . . . .          2,372          3,926          2,515          3,939
--------------------------------------------------------------------------------------------------------------
Diluted. . . . . . . . . . . . . . . . . . . . . .          2,435          4,225          2,577          3,939
--------------------------------------------------------------------------------------------------------------

       See accompanying notes to consolidated financial statements.

                 IWL COMMUNICATIONS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                             SIX MONTHS ENDED JUNE 30,
                                                                1997           1998
                                                            --------------------------
Cash flows from operating activities:
Net income . . . . . . . . . . . . . . . . . . . . . .      $  428,642        217,290
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
Depreciation and amortization. . . . . . . . . . . . .         767,621      1,369,154
Gain from sale of assets . . . . . . . . . . . . . . .         (29,542)       (23,990)
Deferred income taxes. . . . . . . . . . . . . . . . .          66,870        (51,409)
Equity in earnings of unconsolidated Joint Venture . .         (80,445)       (83,750)
Changes in operating assets and liabilities:
Accounts receivable. . . . . . . . . . . . . . . . . .        (779,984)      (340,403)
Inventory. . . . . . . . . . . . . . . . . . . . . . .         798,239        (69,544)
Costs and estimated earnings in excess of billings . .        (159,597)            00
Prepaid expenses and deposits. . . . . . . . . . . . .         (23,136)      (612,491)
Other assets . . . . . . . . . . . . . . . . . . . . .          60,233       (338,467)
Trade accounts payable and accrued expenses. . . . . .       1,905,935       (473,998)
Customer deposits. . . . . . . . . . . . . . . . . . .         (90,734)      (148,606)
Deferred revenue . . . . . . . . . . . . . . . . . . .        (567,396)        (4,694)
Billings in excess of costs and estimated earnings . .         (49,948)       211,997
Federal income taxes payable . . . . . . . . . . . . .         (35,775)       (81,713)
                                                            --------------------------
     Net cash provided (used) by operating
      activities . . . . . . . . . . . . . . . . . . .       2,210,983       (430,624)
                                                            --------------------------
Cash flows from investing activities:
Purchase of property, plant and equipment. . . . . . .      (4,556,246)    (4,176,551)
Proceeds from disposal of property, plant and
 equipment . . . . . . . . . . . . . . . . . . . . . .          90,434        201,365
Purchase of ICEL . . . . . . . . . . . . . . . . . . .               0       (609,822)
                                                            --------------------------
     Net cash used in investing activities . . . . . .      (4,465,812)    (4,585,008)
                                                            --------------------------
Cash flows from financing activities:
Proceeds from debt . . . . . . . . . . . . . . . . . .       3,218,235      9,978,143
Debt payments. . . . . . . . . . . . . . . . . . . . .        (581,410)    (8,015,293)
Proceeds from issuance of common stock . . . . . . . .       6,996,505         59,790
                                                            --------------------------
     Net cash provided by financing activities . . . .       9,633,330      2,022,640
                                                            --------------------------
Effect of exchange rate on cash and equivalents. . . .               0          6,892
Net increase (decrease) in cash for period . . . . . .       7,378,501     (2,986,100)
Cash and cash equivalents at beginning of period . . .         281,482      3,345,312
                                                            --------------------------
Cash and cash equivalents at end of period . . . . . .      $7,659,983       $359,212
                                                            --------------------------
                                                            --------------------------
Supplemental disclosure of cash flow information:
Cash paid during the period for interest . . . . . . .        $296,324       $394,966
                                                            --------------------------
                                                            --------------------------
Cash paid during the period for income taxes . . . . .         $43,000        $30,000
                                                            --------------------------
                                                            --------------------------

          See accompanying notes to consolidated financial statements.

                      IWL COMMUNICATIONS, INCORPORATED
                 Notes to Consolidated Financial Statements

1.   Basis of Presentation

The accompanying condensed consolidated financial statements, which should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Transitional Report on Form 10-K for the period ended December 31, 1997, are unaudited (the December 31, 1997 consolidated balance sheet was derived from the Company's audited financial statements), but have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.

The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.

2.   Inventories

Inventories consist of the following (in thousands):

-------------------------------------------------------------------
                             December 31, 1997      June 30, 1998
-------------------------------------------------------------------
Material                           1,005                  884
-------------------------------------------------------------------
Work In-Process                       18                  208
-------------------------------------------------------------------
     Total                         1,023                1,092
-------------------------------------------------------------------

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

-------------------------------------------------------------------------------
                                       Six Months Ended     Three Months Ended
                                           June 30,              June 30,
-------------------------------------------------------------------------------
                                       1997      1998         1997      1998
-------------------------------------------------------------------------------
Numerator:
-------------------------------------------------------------------------------
Net income (loss)                       429       217          201      (173)
-------------------------------------------------------------------------------
Denominator:
-------------------------------------------------------------------------------
Denominator for basic earnings (loss)
  per share-weighted-average shares
  outstanding                         2,372     3,926        2,515     3,939
-------------------------------------------------------------------------------
Effect of dilutive securities:
-------------------------------------------------------------------------------
Employee stock options                   63       299           62       --
-------------------------------------------------------------------------------
Denominator for diluted earnings
  (loss) per share                    2,435     4,225        2,577     3,939
-------------------------------------------------------------------------------
Basic earnings (loss) per share         .18       .06          .08      (.04)
-------------------------------------------------------------------------------
Diluted earnings (loss) per share       .18       .05          .08      (.04)
-------------------------------------------------------------------------------

4.   Acquisitions

     In January 1998, the Company completed the acquisition of Integrated Communications and Engineering, Ltd. (ICEL), a communications systems integrator and maintenance provider in Aberdeen, Scotland. The Company paid a total purchase price of approximately $2.7 million comprised of $380,000 in cash and 207,266 shares of the Company's common stock.

     The acquisition was accounted for as a purchase and was effective as of January 1, 1998; therefore, the statement of operations for the six months and three months ended June 30, 1998 reflects the operations of ICEL. The goodwill resulting from the acquisition is being amortized over 7 and 20 years.

5.   Notes Payable

     The Company was in violation of the financial covenants requiring maintenance of a current ratio at December 31, 1997 and March 31, 1998 and a fixed charge ratio at June 30, 1998, and also was in technical default of a covenant requiring the lender's consent to the Combination (as defined below). The Company has obtained a waiver of these covenant violations and has obtained the lender's consent to the Combination. The waiver of the financial covenant requiring maintenance of a current ratio extends through August 31, 1998 and, accordingly, the Company was not technically in violation of such covenant at June 30, 1998. On June 17, 1998, the Company was extended additional credit under a Short-Term Facility by the lender up to $4.0 million. The Short-Term Facility, the Term Loan, and all other amounts due to the lender will mature on August 31, 1998.

6.   Business Combination

     The Company announced in February 1998 that it had entered into a definitive agreement to combine through mergers and an interest exchange (the "Combination") with CapRock Communications Corp. (formerly IWL Holdings Corp.) ("CapRock"), CapRock Telecommunications Corp. (formerly CapRock Communications Corp.) ("Telecommunications") and CapRock Fiber Network, Ltd. (the "Partnership"). The Combination is subject to, among other matters, approval by the shareholders of the Company and Telecommunications and the partners of the Partnership.

7.   Subsequent Events

     In July 1998, CapRock, Telecommunications and the Partnership (with the Company as guarantor) issued, through a private placement under Rule 144A under the Securities Act of 1933, as amended, $150 million aggregate principal amount of their 12% Senior Notes due 2008 (the "Notes"), which closed on July 16, 1998. Interest on the Notes will be payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 1999, at the rate of 12% per annum. The net proceeds from the offering were initially placed in a segregated escrow account and will be released only in accordance with the provisions of an escrow agreement. Upon consummation of the Combination, (i) the proceeds in such escrow account will be released to CapRock, (ii) Telecommunications and the Partnership will no longer be co-obligors under the Notes, and (iii) the Company will be released from its obligations in connection with the special offer to purchase. If the Combination is not consummated by August 31, 1998, CapRock, Telecommunications, and the Partnership will be required to offer to purchase the Notes (the "Special Offer to Purchase") at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any, to the date of such repurchase. To the extent the amounts held in the escrow account are insufficient to repurchase all tendered Notes, each of CapRock, Telecommunications, the Partnership, and the Company (as guarantor) shall be jointly and severally liable to fund any such deficiency (with an estimated contingent liability of not more than approximately $7.0 million). There can be no assurance that CapRock, Telecommunications, the Partnership and IWL will have sufficient funds available at the time of such offer to purchase to repay all Notes tendered.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's 1997 Transitional Report on Form 10-K for the period from July 1, 1997 to December 31, 1997. The Company believes that all necessary adjustments (consisting only of normal recurring adjustments) have been included in the amounts stated below to present fairly the following quarterly information. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. Quarterly operating results have varied significantly in the past and can be expected to vary in the future. Results of operations for any particular quarter are not necessarily indicative of results of operations for a full year.

Forward Looking Information

     Certain information contained herein contains forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) regarding future events or the future financial performance of the Company, and are subject to a number of risks and other factors which could cause the actual results of the Company to differ materially from those contained in and anticipated by the forward-looking statements. Among such factors are: completion of the Combination, industry concentration and the Company's dependence on major customers, competition, risks associated with international operations and entry into new markets, government regulation, variability in operating results, general business and economic conditions, customer acceptance of any demand for the Company's new products, the Company's overall ability to design, test, and introduce new products on a timely basis, reliance on third parties and other telecommunication carriers, the Company's ability to manage change, dependence on key personnel, dependence on information systems and changes in technology, and possible service interruptions. The forward-looking statements contained herein are necessarily dependent upon assumptions, estimates and data that may be incorrect or imprecise. Accordingly, any forward-looking statements included herein do not purport to be predictions of future events or circumstances and may not be realized. Forward-looking statements contained herein include, but are not limited to, forecasts, projections and statements relating to inflation, future acquisitions and anticipated capital expenditures. All forecasts and projections in this report are based on management's current expectations of the Company's near term results, based on current information available pertaining to the Company, including the aforementioned risk factors. Actual results could differ materially.

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

     In connection with product resales, the Company serves as the exclusive manufacturer's representative of Alcatel products to the U.S. oil and gas industry. In 1997, the Company provided services to Shell Offshore Services Company, which included the resale of a significant amount of Alcatel products. For the six months ended June 30, 1997, Shell purchased from the Company approximately $2.9 million of Alcatel products and other equipment and hardware, representing approximately 11.1% of total sales during such periods. Although profitable, the sale of Alcatel products to Shell significantly reduced the Company's gross margin in this period. The Shell project was substantially completed in May 1997 and, therefore, is not expected to contribute in a material manner to the Company's total sales in future periods.

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

RESULTS OF OPERATIONS:

COMPARISON OF THREE MONTHS ENDED JUNE 30, 1997 AND 1998

     TOTAL REVENUES. Total revenues increased $1.9 million or 28.4% from $6.7 million for the three months ended June 30, 1997 to $8.6 million for the three months ended June 30, 1998. This increase was comprised of an increase of $3.1 million or 249.4% in the Company's telecommunications services, a decrease of $794,000 or 15.7% in the Company's project and other services revenue and a decrease of $439,000 or 100% in product resales to a single customer. The increase in telecommunications services was largely attributable to the expansion of the Company's ODDS services and increased network traffic. The decrease in projects and other revenues resulted from decreased sales of telecommunications equipment and related services and lower telecommunications project revenues. The product resale to a single customer were substantially completed in May 1997.

     GROSS MARGIN. Gross profit increased $644,000 or 26.8% from $2.4 million for the three months ended June 30, 1997 to $3.0 million for the three months ended June 30, 1998, representing gross margins of 35.0% and 34.9%, respectively. Excluding product resales, gross profit for the three months ended June 30, 1997 would have been approximately $2.3 million representing a gross margin of 37.0%. The decrease in margin percentage reflects increased cost from the Company's network expansion and changes in revenue mix for the period.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $903,000 or 60.2% from $1.5 million for the three months ended June 30, 1997 to $2.4 million for the three months ended June 30, 1998. As a percentage of total revenues, selling, general and administrative expenses increased from 22.3% for the three months ended June 30, 1997 to 28.0% for the three months ended June 30, 1998. The increase in selling, general, and administrative expenses as a percentage of sales and in dollar amount were due in part to the completion of the product resale in May 1997 and to increased personnel and internal structure to support revenue growth and an expanded network.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $302,000 or 71.9% from $420,000 for the three months ended June 30, 1997 to $722,000 for the three months ended June 30, 1998. This increase was primarily attributable to the acquisition of an additional $10.3 million of property, plant and equipment, comprised of $9.0 million in satellite, microwave and other telecommunications equipment, $1.2 million for computers, furniture and fixtures, service vehicles and test equipment and $100,000 for building and improvements.

     NET INTEREST EXPENSE. Net interest expenses increased $22,000 or 12.6% from $175,000 for the three months ended June 30, 1997 to $197,000 for the three months ended June 30, 1998. The Company's borrowings increased from $8.7 million for the three months ended June 30, 1997 to $11.6 million for the three months ended June 30, 1998. The increase in borrowings was used to fund acquisitions of property, plant and equipment.

     OTHER INCOME, NET. Other income for the three months ended June 30, 1997 included the Company's 50% ownership interest in the earnings of Kenwood Systems Group as well as certain other asset dispositions. Other income for the three months ended June 30, 1998 was comprised of the Company's 50% ownership interest in the earnings of the Joint Venture as well as certain other asset dispositions.

     INCOME TAX EXPENSE. Provision for income taxes decreased $99,000 or 182.2% from $54,000 for the three months ended June 30, 1997 to ($45,000) for the three months ended June 30, 1998 which represents an effective tax rate of 21.3% and 20.7% for each period, respectively.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1998

     TOTAL REVENUES. Total revenues increased $1.9 million or 12.9% from $14.7 million for the six months ended June 30, 1997 to $16.6 million for the six months ended June 30, 1998. This increase was comprised of an increase of $3.6 million or 102.9% in the Company's telecommunications services, an increase of $1.3 million or 15.9% in the Company's projects and other revenues and a decrease of $2.9 million or 100% in product resales to a single customer. The increase in telecommunications services was largely attributable to the continued expansion of the Company's ODDS services and increased traffic on the Company's network. The growth in project and other revenues resulted from increased sales of telecommunications equipment and related services. The product resales were substantially completed in May 1997.

     GROSS MARGIN. Gross profit increased $2.0 million or 39.1% from $4.6 million for the six months ended June 30, 1997 to $6.6 million for the six months ended June 30, 1998, representing gross margins of 31.6% and 39.8%, respectively. The increase in margin was due in part to the completion of the product resale to a single customer in May 1997 and from changes in the Company's revenues mix to higher margin services. Excluding product resales, gross profit for the six months ended June 30, 1997 would have been approximately $4.0 million representing a gross margin of 34.4%.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1.5 million or 48.4% from $3.1 million for the six months ended June 30, 1997 to $4.6 million for the six months ended June 30, 1998. As a percentage of total revenues, selling, general and administrative expenses increased from 21.1% for the six months ended June 30, 1997 to 27.6% for the six months ended June 30, 1997. The increase in the selling, general and administrative expenses as a percentage of sales and in dollar amount were due in principal part to the completion of the product resale in May 1997 and to increased personnel and internal structure to support revenue growth and an expanded network.

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased $602,000 or 78.4% from $768,000 for the six months ended June 30, 1997 to $1.4 million for the six months ended June 30, 1998. This increase was the result primarily from increases in property, plant and equipment for infrastructure and network expansion.

     NET INTEREST EXPENSE. Net interest expense increased $51,000 or 17.0% from $300,000 for the six months ended June 30, 1997 to $351,000 for the six months ended June 30, 1998. The increase resulted from increased borrowings to fund the Company's infrastructure expansion.

     OTHER INCOME, NET. Other income decreased $5,000 or 4.5% from $110,000 for the six months ended June 30, 1997 to $105,000 for the six months ended June 30, 1998. Other income for the six months ended June 30, 1997 included the Company's 50% ownership interest in the earnings of Kenwood System Group as well as certain other asset dispositions. Other income for the six months ended June 30, 1998 included the Company's 50% ownership interest in the earnings of the Joint Venture as well as certain other asset dispositions.

     INCOME TAX EXPENSE. Provision for income taxes increased $60,000 or 40.3% from $149,000 for the six months ended June 30, 1997 to $209,000 for the six months ended June 30, 1998 which represents an effective tax rate of 25.8% and 49.0% for each period, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1998, the Company used $431,000 of cash in operating activities, borrowed an additional net amount of $2.0 million from credit facilities, and received $60,000 from the sale and issuance of Common Stock. The Company invested $4.0 million in property and equipment (net of proceeds of $201,000 from certain dispositions of assets). The Company also expended $610,000 to acquire Integrated Communications and Engineering, LTD. in January, 1998. The increase in property, plant and equipment reflects the Company's work in progress in relation to the deployment of the Company's ODDS program and the development of its Gulf Coast network. These activities decreased the Company's cash balance by $3.0 million to a balance of $359,000 at June 30, 1998.

     The Company has four credit facilities with Bank One, Texas, N.A., its primary lender, to provide working capital and to finance equipment to be leased by the Company to its customers. The Company has a secured revolving line of credit (the "Working Capital Loan"), a secured guidance line of credit (the "Guidance Line"), a term facility (the "Term Loan"), and a short-term facility issued on June 17, 1998 under the existing revolving credit agreement ("Short-Term Facility") from Bank One, Texas, N.A. The maximum amount of the Working Capital Loan is $5.0 million subject to a borrowing base based on accounts receivables and inventory. The maximum amount of the Guidance Line is $5.0 million, which is used to finance the Company's purchase and subsequent lease of telecommunications equipment. The Term Loan, the Short-Term Facility and the Working Capital Loan are collateralized by substantially all of the personal property of the Company. The Guidance Line is reduced by the term loan created as the leased equipment is deployed. The interest rate on each facility is, at Company's option, Bank One, Texas, N.A.'s base rate or 30, 60 or 90 day adjusted LIBOR plus 2.40%. The interest rate will be subject to downward adjustment in certain circumstances as specified in the credit agreement. The Guidance Line expired on June 30, 1998. Borrowing availability under the Working Capital Loan is based upon eligible accounts receivable and inventory, and a fee equal to 0.25% will be charged on any unused portion of the Working Capital Loan. The Company was in violation of the financial covenants requiring maintenance of a current ratio at December 31, 1997 and March 31, 1998 and a fixed charge ratio at June 30, 1998, and also was in technical default of a covenant requiring the lender's consent to the Combination. The Company has obtained a waiver of these covenant violations and has obtained the lender's consent to the Combination. The waiver of the financial covenant requiring maintenance of a current ratio extends through August 31, 1998 and, accordingly, the Company was not technically in violation of such covenant at June 30, 1998. On June 17, 1998, the lender extended the Company additional credit under the Short-Term Facility of up to $4.0 million. At June 30, 1998, the Company had $4.0 million available under the Short-Term Facility and was fully advanced under the Working Capital Loan. The Short-Term Facility, the Term Loan and the Working Capital Loan and all other amounts due the lender will mature on August 31, 1998. CapRock, which will become the parent of the combined entities upon consummation of the Combination, intends to use part of the proceeds from the sale of the Notes to repay indebtedness owing by the Company to Bank One, Texas, N.A. If the Combination is not consummated by August 31, 1998 (and as a result, the net proceeds from the issuance of the Notes are not available to CapRock), the Company intends to renegotiate the terms of its loans from Bank One, Texas, N.A. If such negotiations are not successful, the Company will seek additional sources of financing. No assurance can be given that such financing will be available or, if available, that the terms will be satisfactory. See Item 1 - Financial Information - Notes to Consolidated Financial Statements (Note 6).

     The Company anticipates that, based on current plans and assumptions relating to its operations, its financial resources and equipment financing arrangements will be sufficient to fund the Company's growth and operations for approximately [12] months from the date hereof. The Company believes that its capital needs at the end of such period will continue to be significant and, therefore, the Company will continue to seek additional sources of capital. Further, in the event the Company's plans or assumptions change or prove to be inaccurate, or if the Company consummates any unplanned acquisitions of businesses or assets, the Company may be required to seek additional sources of capital sooner than currently anticipated. Sources of additional capital may include public and private equity and debt financings, sales of nonstrategic assets and other financing arrangements.

NEW ACCOUNTING PRONOUNCEMENTS

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

     In June 1997, the FASB issued SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 establishes standards for the manner in which business enterprises are to report information about operating statements in its annual statements and requires those enterprises to report selected information regarding operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS 131 will not have an impact on the Company's results of operation, financial position or cash flows and any effect will be limited to the presentation of its disclosures.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activity" ("SFAS 133") which requires that all derivatives be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The adoption of SFAS 133 will not have an impact on the Company's results of operations, financial position or cash flow.

CONTINGENCIES

     The Company is not currently a party to any litigation. However, the Company is from time to time a party to ordinary litigation incidental to its business, none of which is expected to have a material adverse effect on the results of operation, financial condition or cash flow of the Company.

YEAR 2000

     As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 computer software failures. The Company is addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem. The Company has and will continue to make certain investments in its software systems and applications to ensure the Company is year 2000 compliant. The financial impact to the Company has not yet been fully determined, however such impact is not anticipated to have a material adverse effect on the financial condition, results of operations or cash flow of the Company.

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

Item 2.   Changes in Securities and Use of Proceeds

     On June 12, 1997 (the "Effective Date"), the Company's Registration Statement on Form S-1 (Registration No. 333-22801) relating to its initial public offering (the "IPO") was declared effective and the offering of up to 1,667,500 shares of the Company's Common Stock covered by such Registration Statement commenced. The IPO was managed by Cruttenden Roth Incorporated, as the representative (the "Representative") of the several underwriters (the "Underwriters") of the IPO. Of the shares of Common Stock sold by the Company, 1,450,000 shares were sold in June 1997 and 62,495 shares (which were subject to an overallotment option granted by the Company to the Underwriters) were sold in July 1997. From the Effective Date of the IPO until June 30, 1998, total expenses of approximately $1,775,097 were incurred for the Company's account in connection with the 1,512,495 shares of Common Stock sold in the IPO, which expenses consisted of: (i) $635,000 representing underwriting discounts and commissions paid to the Underwriters; (ii) $272,000 representing a nonaccountable expense allowance paid to the Representative; and (iii) other offering expenses, including without limitation, attorney's fees, accountants' fees, printing costs and filing fees, of approximately $868,097. None of such expense payments were direct or indirect payments to directors or officers of the Company or their associates or to persons owning 10 percent or more of any class of equity securities of the Company or to affiliates of the Company. The net offering proceeds of 1,512,495 shares sold by the Company in the IPO, after deducting such total expenses, was approximately $7.3 million through June 30, 1998. The Company had expended $6.1 million on infrastructure, property and equipment, retired debt of $667,000, and used $533,000 for working capital support.

     Information pertaining to working capital restrictions and other limitations upon the payment of dividends is incorporated herein from Part I. Financial Information (Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources).

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     2.1 First Amendment to Agreement and Plan of Merger and Plan of Exchange, dated as of April 30, 1998, by and among the Company, CapRock, Telecommunications, the Partnership, IWL Acquisition Corp., and CapRock Acquisition Corp. (collectively, the "Parties"). (Incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4, as amended, first filed by CapRock Communications Corp. with the SEC on June 22, 1998) (SEC Registration No. 333-57365) (the "Form S-4").

     2.2 Second Amendment to Agreement and Plan of Merger and Plan of Exchange, dated as of June 19, 1998, by and among the Parties (incorporated by reference to Exhibit 2.3 to the Form S-4).

     3.1 Amended and Restated Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed March 5, 1997, as amended, File No. 333-22801).

     3.2 Amended and Restated Bylaws of the Company, as amended by the Amendment to Amended and Restated Bylaws for the Company dated November 7, 1997 (Incorporated by reference to Exhibit 3.2 to the Company's Form 10-Q for the period ended December 31, 1997 filed February 17, 1998, File No. 0-22293).

     4.1 Specimen certificate for the Common Stock of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed March 5, 1997, as amended, File No. 333-22801).

     10.1 Modification Agreement dated as of June 17, 1998 by and between the Company and Bank One, Texas, N.A. (Incorporated by reference to Exhibit 10.54 to the Form S-4).

     10.2 Promissory Note dated June 17, 1998 executed by the Company payable to the order of Bank One, Texas, N.A. in the principal amount of $4,000,000.00 (Incorporated by reference to Exhibit
             10.55 to the Form S-4).

    +11.1    Statement re: computation of per share earnings (loss)


     +27.1   Financial Data Schedule.

(b)   Reports on Form 8-K

   Current report on Form 8-K dated as of May 7, 1998, and filed
   May 11, 1998, regarding change in fiscal year.


-------------
+ Filed herewith.

                          IWL COMMUNICATIONS, INCORPORATED


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           IWL COMMUNICATIONS, INCORPORATED


Date: August 12, 1998      By:  /s/ Richard H. Roberson
                                -----------------------------
                           Richard H. Roberson
                           Chief Financial Officer and Director (Duly Authorized
                           Officer and Principal Financial and Accounting
                            Officer)